Form 10-Q
period 2018-03-31
CorePoint Lodging Inc.
filed 2018-06-22
CIK 1707178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38168

CorePoint Lodging Inc.

(Exact name of registrant as specified in its charter)

Maryland	82-1497742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600

Irving, Texas 75038

(Address of principal executive offices) (Zip Code)

(972) 893-3199

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 59,461,161 shares of Common Stock, par value $0.01 per share as of June 20, 2018.

COREPOINT LODGING INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED MARCH 31, 2018

BASIS OF PRESENTATION

On May 30, 2018, La Quinta Holdings Inc. (“LQH Parent” and, together with its consolidated subsidiaries, “LQH”) completed the distribution to its stockholders of all then-outstanding shares of common stock of CorePoint Lodging Inc. (“CorePoint Parent” and, together with its consolidated subsidiaries, “CorePoint Lodging”), a wholly owned subsidiary of LQH Parent that holds a portfolio of LQH’s hotels, following which CorePoint Parent became an independent, self-administered, publicly traded company. The shares of common stock of CorePoint Parent were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to a Registration Statement on Form 10 (the “Form 10”) of CorePoint Parent which the Securities and Exchange Commission (the “SEC”) declared effective on May 8, 2018. As part of the separation, LQH underwent an internal reorganization, after which it completed the separation by distributing all of the then-outstanding shares of CorePoint Parent common stock on a pro rata basis to the holders of LQH Parent common stock in a taxable transaction. We refer to this pro rata distribution as the “distribution” and we refer to the separation, including the internal reorganization and distribution, as the “spin-off.”

Unless otherwise indicated or the context otherwise requires, reference in this Quarterly Report on Form 10-Q to:

•

“CorePoint Lodging,” “we,” “our,” “us” and the “Company” refer to CorePoint Lodging Inc. and its consolidated subsidiaries, and references to “CorePoint Parent” refer only to CorePoint Lodging Inc., exclusive of its subsidiaries, in each case, after giving effect to the spin-off, including the internal reorganization and distribution;

•

“LQH” refers to La Quinta Holdings Inc. and its consolidated subsidiaries and references to “LQH Parent” refer only to La Quinta Holdings Inc., exclusive of its subsidiaries, in each case before giving effect to the spin-off; and

•

“La Quinta” refers to La Quinta Holdings Inc. and its consolidated subsidiaries, and references to “La Quinta Parent” refer only to La Quinta Holdings Inc., exclusive of its subsidiaries, in each case after giving effect to the spin-off, including the internal reorganization and distribution.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, business outlook, business trends and other information, may be forward-looking statements. Words such as “estimates,” “expects,” “contemplates,” “will,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Information Statement (the “Information Statement”) included as Exhibit 99.1 to the Form 10 filed with the SEC on May 7, 2018, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	risks related to the spin-off and the merger of LQH’s management and franchising business with Wyndham Worldwide Corporation (“Wyndham Worldwide”);
•	business and financial risks inherent to the lodging industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce lodging demand;
•	contraction in the global economy or low levels of economic growth;
•	the geographic concentration of our hotels;
•	inability to compete effectively;
•	our concentration in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand;
•	our dependence on the performance of La Quinta and other third-party hotel managers;
•	covenants in our hotel franchise agreements that limit or restrict the sale of our hotels;
•	inability to maintain good relationships with La Quinta and other third-party hotel managers and franchisors;
•	delays or increased expense relating to our efforts to renovate, develop or redevelop our hotels;
•	seasonal and cyclical volatility in the lodging industry;
•	decreases in revenue without corresponding decreases in expenses;
•	the capital intensive nature of our business;
•	risks resulting from significant investments in real estate;
•	risks posed by our acquisition, redevelopment, repositioning, renovation and re-branding activities, as well as our disposition activities;
•	required capital expenditures and costs associated with, or failure to maintain brand standards;
•	the loss of a brand license at one or more of our hotels;
•	cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems;
•	the growth of internet reservation channels;
•	disruptions to the functioning of the La Quinta reservation system;

•	the cessation, reduction or taxation of program benefits of La Quinta’s Returns loyalty program or our access to it;
•	risks of having a number of our hotels subject to ground leases;
•	unknown or contingent liabilities related to the hotels we may acquire in the future;
•	disruptions to our ability to access capital at times and on terms reasonably acceptable to us;
•	the loss of senior executives;
•	risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor;
•	the results of the audits by the Internal Revenue Service;
•	our substantial indebtedness;
•	risks related to qualifying and maintaining our qualification as a real estate investment trust; and
•	Blackstone’s significant influence over us.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this report apply only as of the date of this report or as of the date they were made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

FINANCIAL STATEMENT PRESENTATION

This Quarterly Report on Form 10-Q includes certain historical unaudited condensed consolidated financial and other data for LQH. Following the spin-off, we became an independent publicly traded company and financial reporting entity and La Quinta Parent did not retain any ownership interest in us. Notwithstanding the legal form of the spin-off described elsewhere in this Quarterly Report on Form 10-Q, for accounting and financial reporting purposes, La Quinta will be presented as being spun-off from CorePoint Parent (the reverse of its legal form—a “reverse spin”). This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”), specifically Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 505-60, “Spinoff and Reverse Spinoffs”, and is primarily a result of the relative significance of CorePoint Lodging’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Further, LQH has been determined to best represent the predecessor entity to CorePoint Parent. As such, the historical unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are LQH’s financial statements. LQH’s historical results are not representative of the results that we would have achieved as a separate, publicly traded company nor indicative of the results expected for any future period.

Financial statements of CorePoint Lodging Inc. have not been included in this Quarterly Report on Form 10-Q as it was a newly incorporated entity and had no material business transactions or activities as of the end of the period covered by this Quarterly Report on Form 10-Q. Balance sheets as of February 28, 2018 and May 8, 2017 of CorePoint Lodging Inc. have been included in the Information Statement. In connection with the internal reorganization, CorePoint Lodging Inc. became the parent of the entities which conduct the business of LQH’s entire portfolio of owned hotels.

You should read LQH’s condensed consolidated financial statements and the accompanying notes in conjunction with, and each is qualified in their entirety by reference to, the audited consolidated historical financial statements and related notes included in the Information Statement.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

La Quinta Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$113,486	$140,849
Accounts receivable, net of allowance for doubtful accounts of $4,169 and $4,296	74,368	66,183
Assets held for sale	4,787	8,706
Other current assets	14,198	12,015
Total Current Assets	206,839	227,753
Property and equipment, net of accumulated depreciation	2,511,783	2,506,523
Intangible assets, net of accumulated amortization	175,755	175,982
Other non-current assets	52,902	42,838
Total Non-Current Assets	2,740,440	2,725,343
Total Assets	$2,947,279	$2,953,096
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$17,514	$17,514
Accounts payable	65,895	48,757
Accrued expenses and other liabilities	64,126	59,587
Accrued payroll and employee benefits	42,832	52,113
Accrued real estate taxes	13,543	20,782
Total Current Liabilities	203,910	198,753
Long-term debt	1,667,476	1,670,447
Other long-term liabilities	44,036	21,833
Deferred tax liabilities	227,314	233,765
Total Liabilities	2,142,736	2,124,798
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 100,000,000 shares authorized and none outstanding as of March 31, 2018 and December 31, 2017	—	—
Common Stock, $0.01 par value; 2,000,000,000 shares authorized at March 31, 2018 and December 31, 2017, 132,475,086 shares issued and 117,342,020 shares outstanding as of March 31, 2018 and 132,478,073 shares issued and 117,345,996 shares outstanding as of December 31, 2017	1,325	1,325
Additional paid-in-capital	1,184,701	1,181,639
Accumulated deficit	(173,886)	(144,041)
Treasury stock at cost, 15,133,066 shares at March 31, 2018 and 15,132,077 shares at December 31, 2017	(212,479)	(212,461)
Accumulated other comprehensive income (loss)	2,308	(760)
Noncontrolling interests	2,574	2,596
Total Equity	804,543	828,298
Total Liabilities and Equity	$2,947,279	$2,953,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share data)
REVENUES:
Room revenues	$191,708	$199,744
Franchise and other fee-based revenues	25,896	23,978
Other hotel revenues	4,779	4,796
	222,383	228,518
Brand marketing fund revenues from franchised properties	6,397	5,754
Total Revenues	228,780	234,272
OPERATING EXPENSES:
Direct lodging expenses	103,875	100,334
Depreciation and amortization	39,702	36,040
General and administrative expenses	41,835	35,438
Other lodging and operating expenses	15,323	14,060
Marketing, promotional and other advertising expenses	17,804	18,536
(Gain) loss on sales	(498)	138
	218,041	204,546
Brand marketing fund expenses from franchised properties	6,397	5,754
Total Operating Expenses	224,438	210,300
Operating Income	4,342	23,972
OTHER INCOME (EXPENSES):
Interest expense, net	(21,456)	(19,980)
Other income (expense)	119	(24)
Total Other Expenses, net	(21,337)	(20,004)
(Loss) Income Before Income Taxes	(16,995)	3,968
Income tax benefit (expense)	1,927	(2,290)
NET (LOSS) INCOME	(15,068)	1,678
Less: net income attributable to noncontrolling interest	(71)	(89)
Net (Loss) Income attributable to La Quinta Holdings’ stockholders	$(15,139)	$1,589
Earnings (loss) per share:
Basic and diluted	$(0.13)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
NET (LOSS) INCOME	$(15,068)	$1,678
Cash flow hedge adjustment, net of tax	3,068	1,778
COMPREHENSIVE NET (LOSS) INCOME	(12,000)	3,456
Comprehensive net income attributable to noncontrolling interests	(71)	(89)
Comprehensive net (loss) income attributable to La Quinta Holdings’ Stockholders	$(12,071)	$3,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	Equity Attributable to La Quinta Holdings Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands, except share data)
Balance as of January 1, 2017	116,790,470	$1,318	$(209,523)	$1,165,651	$(296,006)	$(6,372)	$2,769	$657,837
Net income	—	—	—	—	1,589	—	89	1,678
Distributions	—	—	—	—	—	—	(117)	(117)
Equity-based compensation	705,409	7	—	3,932	—	—	—	3,939
Repurchase of common stock	(7,095)	—	(16)	—	—	—	—	(16)
Cash flow hedge adjustment	—	—	—	—	—	1,778	—	1,778
Balance as of March 31, 2017	117,488,784	$1,325	$(209,539)	$1,169,583	$(294,417)	$(4,594)	$2,741	$665,099

Balance as of January 1, 2018	117,345,996	$1,325	$(212,461)	$1,181,639	$(144,041)	$(760)	$2,596	$828,298
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	—	(14,869)	—	—	(14,869)
Cumulative-effect adjustment for the adoption of ASU 2018-02					163			163
Net (loss) income	—	—	—	—	(15,139)	—	71	(15,068)
Distributions	—	—	—	—	—	—	(93)	(93)
Equity-based compensation	405	—	—	3,062	—	—	—	3,062
Repurchase of common stock	(4,381)	—	(18)	—	—	—	—	(18)
Cash flow hedge adjustment	—	—	—	—	—	3,068	—	3,068
Balance as of March 31, 2018	117,342,020	$1,325	(212,479)	$1,184,701	$(173,886)	$2,308	$2,574	$804,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

	March 31, 2018	March 31, 2017
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(15,068)	$1,678
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,668	36,004
Amortization of other non-current assets	475	76
Amortization of intangible assets	139	167
Gain related to casualty disasters	(928)	(1,928)
Amortization of leasehold interests	(105)	(131)
Amortization of deferred costs	1,488	1,471
(Gain) loss on sale or retirement of assets	(498)	138
Equity-based compensation	3,062	3,939
Deferred taxes	(2,424)	2,651
Provision for doubtful accounts	316	603
Changes in assets and liabilities:
Accounts receivable	(1,555)	214
Other current assets	(2,183)	(3,183)
Other non-current assets	(867)	(562)
Accounts payable	2,318	(6,925)
Accrued payroll and employee benefits	(9,281)	(5,562)
Accrued real estate taxes	(7,239)	(8,423)
Accrued expenses and other liabilities	1,676	3,445
Other long-term liabilities	(144)	1,349
Net cash provided by operating activities	8,850	25,021
Cash flows from investing activities:
Capital expenditures	(40,171)	(46,178)
Insurance proceeds on casualty disasters	4,000	4,557
Proceeds from sale of assets	4,447	22,011
Net cash used in investing activities	(31,724)	(19,610)
Cash flows from financing activities:
Repayment of long-term debt	(4,378)	(4,379)
Purchase of treasury stock	(18)	(16)
Distributions to noncontrolling interests	(93)	(117)
Net cash used in financing activities	(4,489)	(4,512)
(Decrease) increase in cash and cash equivalents	(27,363)	899
Cash and cash equivalents at the beginning of the period	140,849	160,596
Cash and cash equivalents at the end of the period	$113,486	$161,495
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$19,745	$19,713
Income taxes paid during the period, net of refunds	$102	$261
SUPPLEMENTAL NON-CASH DISCLOSURE:
Capital expenditures included in accounts payable	$14,791	$11,758
Cash flow hedge adjustment, net of tax	$3,068	$1,778
Receivable for capital assets damaged by casualty disasters	$5,754	$2,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

La Quinta Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three months ended March 31, 2018

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Effective April 14, 2014 (the “IPO Effective Date”), La Quinta Holdings Inc. (“Holdings”) completed its initial public offering (“IPO”) in which Holdings issued and sold 44.0 million shares of its common stock. Holdings was incorporated in the state of Delaware on December 9, 2013.  Holdings may also be referred to herein as “La Quinta”, “we”, “us”, “our”, or the “Company”.

We own and operate hotels, some of which are subject to a land lease, located in the United States (“U.S.”) under the La Quinta brand. We also franchise hotels under the La Quinta brand, with franchised hotels currently operating in the U.S., Canada, Mexico, Honduras, Colombia and Chile. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. As of March 31, 2018 and 2017, total owned and franchised hotels, and the approximate number of associated rooms, were as follows:

	March 31, 2018		March 31, 2017
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	315	40,300	318	40,700
Joint Venture	1	200	1	200
Franchised	591	48,300	570	46,500
Totals	907	88,800	889	87,400

(1)	As of March 31, 2018 and 2017, owned hotels includes two and three hotels, respectively, which met the criteria to be classified as assets held for sale.

Spin of CorePoint Lodging and Merger Agreement with Wyndham Worldwide

On January 17, 2018, La Quinta Holdings Inc. and Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide”) entered into a definitive agreement (the “Merger Agreement”) under which Wyndham Worldwide acquired our hotel franchise and hotel management business for $1.95 billion in cash (the “Merger”).  The acquisition closed on May 30, 2018. In connection with the Merger Agreement, on January 17, 2018, we entered into a Separation and Distribution Agreement (the “Separation Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Separation Agreement, immediately prior to the Merger with Wyndham Worldwide, we, among other things, (i) effected a reclassification and combination of our common stock whereby each share of our common stock was reclassified and combined into one half of a share of our common stock (par value $0.02) (the “Reverse Stock Split”), (ii) conveyed our owned real estate assets and certain related assets and liabilities to CorePoint Lodging Inc. (“CorePoint Lodging”) and, (iii) thereafter, distributed (the “Spin”) to our common stockholders all of the issued and outstanding shares of common stock of CorePoint Lodging, which became a separate publicly traded company.  Under the terms of the Merger Agreement, our stockholders received $16.80 per share in cash (after giving effect to the Reverse Stock Split), and Wyndham Worldwide repaid approximately $715 million of our debt net of cash and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the Spin. Immediately following the Spin, in accordance with and subject to the terms of the Merger Agreement, a wholly-owned subsidiary of Wyndham Worldwide merged with and into Holdings, with Holdings continuing as the surviving company and as a wholly-owned indirect subsidiary of Wyndham Worldwide, and our common stock was delisted from the New York Stock Exchange. See Note 14. Subsequent Events.

Financing in connection with the Spin and Merger

In connection with the transactions contemplated by the Merger Agreement and the Separation Agreement, including the Merger and Spin, CorePoint Lodging made a cash payment to La Quinta of approximately $1.002 billion immediately prior to and as a condition of the Spin. See Note 14. Subsequent Events.

On January 17, 2018, CorePoint Lodging received a binding commitment letter (the “Commitment Letter”) from JPMorgan Chase Bank, N.A. (“JPMorgan Chase Bank”) pursuant to which, and subject to the conditions set forth therein, JPMorgan Chase Bank committed to provide a secured mortgage and, in certain circumstances mezzanine credit facility, in an aggregate principal amount of $1.035 billion and a $50 million secured revolving credit facility.  See Note 14. Subsequent Events.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with Holdings’ consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2018. All intercompany transactions have been eliminated. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the interim periods. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and, accordingly, ultimate results could differ from those estimates. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Revenue Recognition — Revenues primarily consist of room rentals, franchise fees and other hotel revenues. We defer the revenue from franchisees at the time the franchise agreement is signed and recognize the revenue in the period beginning with the hotel opening and through the initial term of the franchise contract.

Room revenues are derived from room rentals at our owned hotels. We recognize room revenue on a daily basis based on an agreed-upon daily rate after the guest has stayed at one of our hotels. Customer incentive discounts, cash rebates, and refunds are recognized as a reduction of room revenues. A portion of room revenues related to loyalty program members is deferred upon receipt and recognized when the performance obligation is satisfied. Occupancy, hotel, and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in the accompanying condensed consolidated statements of operations.

Included in franchise and other fee-based revenues are franchise fee revenues, which primarily consist of revenues from franchisees for application and initial fees, transfer fees, royalty, reservations, and training, as well as fees related to our guest loyalty program (“Returns”). We recognize franchise fee revenue on a gross basis because we (1) are the primary obligor in these arrangements, (2) have latitude in establishing rates, (3) perform the services delivered, (4) have some discretion over supplier selection, and (5) determine the specification of services delivered. The different types of franchise fee revenues are described as follows:

•

Upon execution of a franchise agreement, a franchisee is required to pay us an initial fee. We recognize the initial fee as revenue in the period beginning with the hotel opening and through the initial term of the franchise contract.

•

For franchise agreements entered into prior to April 1, 2013, we collect a monthly royalty fee from franchisees generally equal to 4.0% of their room revenues until the franchisee has operated as a La Quinta hotel for twenty-four consecutive months. For U.S. franchise agreements entered into on or after April 1, 2013, the Company collects a monthly royalty fee equal to 4.5% of gross room revenues until the franchisee has operated as a La Quinta for twenty-four consecutive months. Beginning in the twenty-fifth month of operation, the franchisee monthly royalty fee increases by 0.5%. In these cases, the franchisee has the opportunity to earn the additional 0.5% back via rebate by achieving certain defined customer satisfaction results.  Royalty fees are recognized on a gross basis in the accompanying condensed consolidated statements of operations. Any rebates of royalty fees are recognized as a reduction of revenue. Pursuant to the franchise agreements with the owned hotels and franchise agreements entered into with franchisees outside of the U.S. on or after April 1, 2013, the Company generally collects a monthly royalty fee equal to 4.5% of gross room revenues throughout the term and does not offer a rebate.

•

We receive reservation and technology fees in connection with franchising our La Quinta brand. Such fees are recognized based on a percentage of the franchisee’s eligible hotel room revenues or room count. We also perform certain other services for franchisees such as training and revenue management. Revenue for these services is recognized at the time the services are performed.

•	We receive fees from franchisees related to our Returns loyalty program. These fees are deferred until the performance obligation to the Returns member is satisfied.

Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels and other rental income. We record rental income from operating leases associated with leasing space for restaurants, billboards, and cell towers. Rental income is recognized on a straight-line basis over the life of the respective lease agreement.

Brand marketing fund revenues from franchise properties represent fees collected from franchised hotels related to maintaining our Brand Marketing Fund (“BMF”). We maintain the BMF on behalf of all La Quinta branded hotel properties, including our owned hotels, from which national marketing and advertising campaign expenses are paid. Each La Quinta branded hotel is charged a percentage of its room revenue from which the expenses of the fund are covered. The corresponding expenditures of the BMF fees collected from franchised and managed hotels are presented as brand marketing fund expenses from franchised hotels in our condensed consolidated statements of operations, resulting in no net impact to operating income or net (loss) income.

Lodging operations are particularly sensitive to adverse economic and competitive conditions and trends, which could adversely affect the Company’s business, financial condition, and results of operations.

Customer loyalty program— We administer Returns, which allows members to earn points based on certain dollars spent. Members may redeem points earned for free night certificates, gift cards, airline miles, and a variety of other awards. We account for the economic impact of points earned by accruing an estimate of the performance obligation for unredeemed points as deferred revenue. We estimate the value of the future performance obligation based upon historical experience, including an estimate of “breakage” for points that will never be redeemed. The estimate is based on a calculation that includes assumptions for the redemption rate, redemption type (whether for a free night certificate or other award), rate of redemption at Company-owned hotels versus franchised hotels and the number of points required per stay. The expenses of the Returns program are charged to marketing, promotional and other advertising expenses in the accompanying condensed consolidated statements of operations.

As of March 31, 2018 and December 31, 2017, the total liability for Returns points was approximately $29.6 million and $18.9 million, respectively, of which $10.1 million and $6.5 million are included in accrued expenses and other liabilities, representing the estimated points expected to be redeemed in the next year. The remainder is included within other long-term liabilities in the accompanying consolidated balance sheets.

Actual financial results of the Returns program may vary from our estimate due primarily to variances from assumptions used in the calculation of the obligation for future redemptions and changes in member behavior. These variances are accounted for as changes in estimates and are recorded as a component of revenue as they become known.

Assets held for sale—Long-lived assets are classified as held for sale when all of the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the asset and does not expect significant changes to the plan or that the plan will be withdrawn;
•	The asset is available for immediate sale in its present condition, and management is actively seeking a buyer;
•	The asset is being actively marketed, at a price reasonable in relation to the current value; and
•	The sale of the asset is probable within one year.

When we identify a long-lived asset as held for sale, depreciation of the asset is discontinued and the carrying value is reduced, if necessary, to the estimated sales price less costs to sell by recording a charge to current earnings. All assets held for sale are monitored through the date of sale for potential adjustments based on offers we are willing to take under serious consideration and continued review of facts and circumstances. Losses on sales are recorded to the extent that the amounts ultimately received for the sale of assets are less than the adjusted book values of the assets. Gains on sales are recognized at the time the assets are sold, provided there is reasonable assurance the sales price will be collected and any future activities to be performed by the Company relating to the assets sold are expected to be insignificant.

Derivative Instruments — We use derivative instruments as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates. We regularly monitor the financial stability and credit standing of the counterparties to our derivative instruments. We do not enter into derivative financial instruments for trading or speculative purposes.

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“cash flow hedge”), a hedge of the fair value of a recognized asset or liability (“fair value hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge or net investment hedge are recorded in the condensed consolidated statements of comprehensive income (loss) until they are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the condensed consolidated statements of cash flows.

If we determine that we qualify for and will designate a derivative as a hedging instrument at the designation date, we formally document all relationships between hedging activities, including the risk management objective and strategy for undertaking various hedge transactions. This process includes matching all derivatives that are designated as cash flow hedges to specific forecasted transactions, linking all derivatives designated as fair value hedges to specific assets and liabilities in our condensed consolidated balance sheets, and determining the foreign currency exposure of net investment of the foreign operation for a net investment hedge.

On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations via use of a statistical regression approach. Additionally, we measure ineffectiveness using the hypothetical derivative method. This method compares the cumulative change in fair value of each hedging instrument to the cumulative change in fair value of a hypothetical hedging instrument, which has terms that identically match the critical terms of the respective hedged transactions. Thus, the hypothetical hedging instrument is presumed to perfectly offset the hedged cash flows. Ineffectiveness results when the cumulative change in the fair value of the hedging instrument exceeds the cumulative change in the fair value of the hypothetical hedging instrument. We discontinue hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is sold, terminated or exercised.

Equity-Based Compensation — We recognize the cost of services received in an equity-based payment transaction with an employee as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.

The measurement objective for these equity awards is the estimated fair value at the grant date of the equity instruments that we are obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The compensation cost for an award classified as an equity instrument is recognized ratably over the requisite service period. The requisite service period is the period during which an employee is required to provide service for an award to vest. We recognize forfeitures as they occur.

Compensation cost for awards with performance conditions is recognized over the requisite service period if it is probable that the performance condition will be satisfied. If such performance conditions are not considered probable until they occur, no compensation expense for these awards is recognized.

Income Taxes —We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings during the period in which the new rate is enacted. For financial reporting purposes, income tax expense or benefit is based on reported financial accounting income and income taxes related to our taxable subsidiaries.

We evaluate the probability of realizing the future benefits of deferred tax assets and provide a valuation allowance for the portion of any deferred tax assets where the likelihood of realizing an income tax benefit in the future does not meet the more-likely-than-not criteria for recognition.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We accrue interest and, if applicable, penalties for any uncertain tax positions. Our policy is to classify interest and penalties as a component of income tax expense. The Company has open tax years dating back to 2010.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

Newly Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this update is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosure of hedging arrangements. ASU 2017-12 is effective for annual reporting periods, and interim periods beginning after December 31, 2018. Early adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Historically, credit losses have not been material to the Company. We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures but do not expect the implementation of this guidance to have a material impact on our consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for the interim and annual periods beginning after December 15, 2018. An early adoption is permitted. The impact of this guidance is expected to increase assets and liabilities on the Company’s consolidated balance sheet. We are currently evaluating the magnitude of the impact of this guidance on our consolidated financial position, results of operations and related disclosures.

Newly Adopted Accounting Standards

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the SEC allowing for the recognition of provisional amounts in the financial statements for the year ended December 31, 2017 as a result of the Tax Act that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the Tax Act. The Company has applied and continues to apply the guidance in this update within its financial statements for the year ended December 31, 2017.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Act from accumulated other comprehensive income into retained earnings. The Company early adopted this guidance as of January 1, 2018, and recorded a $0.2 million adjustment to retained earnings for stranded tax effects related to our interest rate hedge.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Early application is permitted and prospective application is required. We adopted on January 1, 2018 and it did not have a material effect on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. This standard is applied on a prospective basis.  Early adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. The guidance is effective for the interim and annual periods beginning after December 15, 2017, on a prospective basis, and earlier adoption is permitted for transactions occurring subsequent to the issuance of ASU 2017-01 and not reported in the financial statements. We adopted on January 1, 2018 and it did not have a material effect on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). La Quinta implemented ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for open contracts. In accordance with this adoption method the prior period results will not be recast to reflect the new standard. We recorded a net reduction to opening retained earnings of approximately $14.9 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606.

Our operating results are impacted by ASC 606 in the following areas:

1)

Revenue related to our La Quinta Returns loyalty program will be recognized upon point redemption as opposed to when points are issued. Also, as a sponsor of the loyalty program, any points issued for stays at owned hotels will be accounted for as a reduction in revenue from owned hotels as opposed to expense; and the portion of the service obligation expected to be fulfilled at owned hotels will be considered deferred revenue.

2)

Application, initial and transfer fees charged when new franchised hotels enter our system or there is a change of ownership will be recognized over the term of the franchise contract, rather than primarily upon execution of the contract;

3)	Certain customer acquisition costs in the form of commission expense will be deferred and recognized as part of general and administrative expense over the period of expected benefit; and

4)

Certain customer acquisition costs in the form of key money incentives will continue to be recognized as a reduction in revenue. However, the term of amortization will change to the period of expected benefit, as opposed to the specific contractual term.

The net impact to revenues for the quarter ended March 31, 2018 as a result of applying ASC 606 was approximately $0.5 million.  The impact to expenses for the quarter ended March 31, 2018 was immaterial.

Contract balances:

With the transition to ASC 606, we recorded an increase to retained earnings of $4.6 million, net of tax, related to net contract acquisition costs related to commission expenses paid to employees. We established an asset of $7.1 million with accumulated amortization of $1.0 million through January 1, 2018. We also recorded a deferred liability tax $1.5 million as a result of this transition. As of March 31, 2018, the asset and accumulated amortization balances were $7.1 million and $1.0 million, respectively, and included within other non-current assets in the accompanying balance sheet.

Additionally, we recorded an increase to retained earnings of $0.5 million, net of tax, related to the amortization of customer acquisition costs in the form of key money incentives. The value, net of accumulated amortization, increased from $4.5 million to $5.2 million as of January 1, 2018. As of March 31, 2018, this balance was $5.1 million and was included within other non-current assets in the accompanying balance sheet.

Balances related to remaining performance obligations:

With the transition to ASC 606, we recorded a decrease to retained earnings of $8.3 million, net of tax, related to our loyalty program. At the time of transition, we established deferred revenue of $29.9 million as of January 1, 2018 related to our loyalty program, of which $10.3 million was considered accrued expense and other liabilities and $19.6 million was considered other long-term liabilities. Of this amount, $18.9 million was considered a points liability under previous accounting policies, with $6.5 million included in accrued expenses and other liabilities and $12.4 million included in other long-term liabilities. As a result, the transition impact was $11.0 million offset by a deferred tax asset of $2.7 million for a net of $8.3 million. As of March 31, 2018, the deferred revenue associated with our loyalty program was $29.6 million, of which $10.1 million was included in accrued expense and other liabilities and $19.5 million was included within other long-term liabilities in the accompanying balance sheet.

Additionally, we recorded a decrease in retained earnings related to initial and transfer fees of $11.7 million, net of tax. As of January 1, 2018, we established deferred revenue related to initial and transfer fees of $16.5 million. Of this amount, $0.9 million was considered deferred revenue under our prior accounting policies. As a result, the transition impact was $15.6 million offset by a deferred tax asset of $3.9 million for a net impact of $11.7 million. As of March 31, 2018, the deferred revenue associated with these fees was $16.4 million and was included in other long-term liabilities.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. ASSETS HELD FOR SALE

As of December 31, 2017, three hotels were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the first quarter of 2018, one of these hotels was sold for $4.4 million, net of transaction costs, resulting in a gain of $0.5 million. The remaining two hotels are expected to be sold before the end of 2018.

As of March 31, 2018 and December 31, 2017, the carrying amounts of the major classes of assets held for sale were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Current assets	$5	$33
Property and equipment, net	4,747	8,611
Other non-current assets	35	62
Total assets held for sale	$4,787	$8,706

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Land	$738,474	$738,760
Buildings and improvements	2,744,041	2,713,860
Furniture, fixtures, equipment and other	483,211	474,776
Total property and equipment	3,965,726	3,927,396
Less accumulated depreciation	(1,536,360)	(1,497,718)
Property and equipment, net	2,429,366	2,429,678
Construction in progress	82,417	76,845
Total property and equipment, net of accumulated depreciation	$2,511,783	$2,506,523

Depreciation and amortization expense related to property and equipment was $39.7 million and $36.0 million for the three months ended March 31, 2018 and 2017, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 5. LONG-TERM DEBT

Long-term debt as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Current portion of long-term debt	$17,514	$17,514
Long-term debt	1,667,476	1,670,447
Total long-term debt (1)	$1,684,990	$1,687,961

(1)

As of March 31, 2018 and December 31, 2017, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 1.88% and 1.56%, respectively. As of March 31, 2018, the interest rate, maturity date and principal payments on the Term Facility (as defined below) were as follows:

•	During the three months ended March 31, 2018, we made a quarterly scheduled principal payment of $4.4 million.
•

The interest rate for the Term Facility through July 31, 2015 was LIBOR with a floor of 1.0% plus a spread of 3.0%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and as a result the rate decreased to LIBOR with a floor of 1.0% plus a spread of 2.75% for the period from August 1, 2015 to September 30, 2017. As of March 6, 2018, our first lien net leverage ratio was greater than 4.50 to 1.00, and as a result, the rate increased to LIBOR with a floor of 1.0% plus a spread of 3.0% for the period from March 6, 2018 to March 31, 2018. Included in the Term Facility as of March 31, 2018 and December 31, 2017 is an unamortized original issue discount of $4.9 million and $5.3 million, respectively. Included in the Term Facility, as of March 31, 2018 and December 31, 2017, is the deduction of debt issuance costs of $13.4 million and $14.4 million, respectively. As of March 31, 2018 and December 31, 2017, we had $16.8 million and $16.2 million, respectively, in accrued interest included within accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Term Facility

On April 14, 2014, Holdings’ wholly owned subsidiary, La Quinta Intermediate Holdings L.L.C. (the “Borrower”), entered into a new credit agreement (the “Agreement”) with JPMorgan Chase Bank, N.A. (“JPM”), as administrative agent, collateral agent, swingline lender and L/C issuer, J.P. Morgan Securities LLC, Morgan Stanley Senior Funding, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, and the other agents and lenders from time to time party thereto.

The Agreement provides for senior secured credit facilities (collectively the “Senior Facilities”) consisting of:

•	$2.1 billion senior secured term loan facility (the “Term Facility”), which will mature in 2021; and
•	$250 million senior secured revolving credit facility (the “Revolving Facility”), $50 million of which is available in the form of letters of credit, which will mature in 2019.

Interest Rate and Fees—Borrowings under the Term Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Term Facility is 2.00%, in the case of base rate loans, and 3.00%, in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the Agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00% and a LIBOR floor of 1.00%.  As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date. As of March 6, 2018, our consolidated first lien net leverage ratio was greater than 4.50, and as a result we realized a step-up of 0.25% as of that date.

Borrowings under the Revolving Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the JPM prime lending rate, (2) the Federal Funds Effective Rate plus 1/2 of 1.00% and (3) the adjusted LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the Revolving Facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in margin of 0.25%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the second step-down of 0.25% after that date. As of March 6, 2018, our consolidated first lien net leverage ratio was greater than 4.50, and as a result we realized a step-up in margin of 0.25% as of that date.

In addition, the Borrower is required to pay a commitment fee to the lenders under the Revolving Facility in respect of the unutilized commitments thereunder. The commitment fee rate is 0.50% per annum subject to a step-down to 0.375%, upon achievement of a consolidated first lien net leverage ratio less than or equal to 5.00 to 1.00. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015, the commitment fee rate is 0.375%. The Borrower is also required to pay customary letter of credit fees.

Amortization—Beginning September 2014, the Borrower is required to repay installments on the Term Facility in quarterly installments equal to 0.25% of the original principal amount less any voluntary prepayments on the Term Facility, with the remaining amount payable on the applicable maturity date with respect to the Term Facility.

The Senior Facilities contain certain representations and warranties, affirmative and negative covenants and events of default. If an event of default occurs, the lenders under the Senior Facilities will be entitled to take various actions, including the acceleration of amounts due under the Senior Facilities and actions permitted to be taken by a secured creditor. As of March 31, 2018, we were in compliance with all applicable covenants under the Senior Facilities.

Letters of Credit

As of both March 31, 2018 and December 31, 2017, we had $14.4 million, in letters of credit obtained through our Revolving Facility. In 2014, we were required to pay a fee of 2.63% per annum related to these letters of credit. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in rate of 0.25%, resulting in a reduction of the per annum fee to 2.38%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date, for a margin of 2.13%. As of March 6, 2018, our consolidated first lien net leverage ratio increased to greater than 4.50 to 1.00, and as a result we realized a step-up of 0.25% after that date for a margin of 2.38%.

Interest Expense, Net

Net interest expense, including the impact of our interest rate swap (see Note 6), consisted of the following for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
Description	2018	2017
	(in thousands)
Term Facility	$20,328	$18,739
Amortization of deferred financing costs	1,030	999
Amortization of original issue discount	377	367
Other interest	8	3
Interest income	(287)	(128)
Total interest expense, net	$21,456	$19,980

NOTE 6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During the three months ended March 31, 2018 and 2017, derivatives were used to hedge the interest rate risk associated with our variable-rate debt.

Term Facility Interest Rate Swap

On April 14, 2014, the Borrower entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes a 1.00% LIBOR floor. Management has elected to designate this interest rate swap as a cash flow hedge for accounting purposes.

Fair Value of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated balance sheets were as follows:

	March 31, 2018		December 31, 2017
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
	(in thousands)
Cash Flow Hedges:
Interest rate swap	Other non- current assets	$2,922	Other long- term liabilities	$1,169

Earnings Effect of Derivative Instruments

The effects of our derivative instruments on our condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss), net of the effect for income taxes, were as follows:

	Classification of Gain	For the Three Months Ended March 31,
	(Loss) Recognized	2018	2017
		(in thousands)
Cash Flow Hedges:
Interest rate swap (1)	Other comprehensive gain	$3,068	$1,778

(1)	There were no amounts recognized in earnings related to hedge ineffectiveness or amounts excluded from hedge effectiveness testing during the three months ended March 31, 2018 and 2017, respectively.

NOTE 7. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities, which include related current portions, were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Cash and cash equivalents (1)	$113,486	$113,486	$140,849	$140,849
Interest rate swaps (2)	2,922	2,922	1,169	1,169
Long-term debt (3)(4)	1,684,990	1,692,758	1,687,961	1,705,592

(1)	Classified as Level 1 under the fair value hierarchy.
(2)	Classified as Level 2 under the fair value hierarchy.
(3)	Classified as Level 3 under the fair value hierarchy.
(4)	Carrying amount includes deferred debt issuance costs of $13.4 million and $14.4 million as of March 31, 2018 and December 31, 2017, respectively.

We believe the carrying amounts of our cash and cash equivalents approximated fair value as of March 31, 2018 and December 31, 2017, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances. Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

We estimate the fair value of our long-term debt using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. We estimated the discount rates to be approximately 4.9% and 4.2%, as of March 31, 2018 and December 31, 2017, respectively. Fluctuations in these assumptions will result in different estimates of fair value.

We test long-lived assets for impairment if events or changes in circumstances indicate that the asset might be impaired. The following fair value hierarchy table presents information about assets measured at fair value on a nonrecurring basis and related impairment charges during the periods ended March 31, 2018 and 2017:

March 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
Assets held for sale(1)	$—	$—	$4,787	$4,787
	$—	$—	$4,787	$4,787

(1)Assets held for sale include two hotels designated as held for sale. As of December 31, 2017 we had three hotels in assets held for sale and during the first quarter of 2018, we sold one hotel.

March 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
	(in thousands)
Assets held for sale(1)	$—	$—	$9,048	$9,048
Owned hotels identified for possible sale (2)	—	—	227,816	227,816
	$—	$—	$236,864	$236,864
(1)	Assets held for sale include three hotels and a restaurant parcel designated as held for sale. During the first quarter of 2017 we added one additional hotel to held for sale.
(2)

During the first quarter of 2016, we identified approximately 50 hotels where it became more likely than not that the holding period will be significantly shorter than the previously estimated useful lives. These assets did not meet the classification as assets held for sale and the fair value estimate is considered to be Level 3 within the fair value measurement hierarchy.  As of March 31, 2018, of the approximately 50 hotels identified for possible sale in the first quarter of 2016, we have sold five and one hotel is classified as an asset held for sale.

Additional hotel sales

In the third quarter of 2017, we entered into an agreement to sell one of our owned hotels, located in Morrisville, North Carolina. We classified this hotel as held for sale during the third quarter of 2017, and it was sold in the first quarter of 2018 for approximately $4.4 million, net of transaction costs, resulting in a gain of $0.5 million.

NOTE 8. RELATED PARTY TRANSACTIONS

Prior to the IPO Effective Date, Holdings and predecessor entities were owned and controlled by Blackstone Real Estate Partners IV L.P. and affiliates (“BREP IV”) and Blackstone Real Estate Partners V L.P. and affiliates (“BREP V”). BREP IV and BREP V are affiliates of The Blackstone Group L.P. (collectivity, the “Funds” or “Blackstone”). In connection with the IPO, the Funds and other pre-IPO owners contributed their equity interests in the predecessor entities to Holdings in exchange for an aggregate of 81.06 million shares of common stock of Holdings. Holdings then transferred such equity interests to its wholly-owned subsidiary which pledged these interests as security for borrowings under a new credit agreement.

In November 2014 and in April 2015, Blackstone completed two secondary offerings in which it registered and sold 23.0 million and 23.9 million shares of Holdings common stock, respectively. As of March 31, 2018, Blackstone beneficially owned 30.0% of Holdings’ shares of common stock outstanding.

As of March 31, 2018 and December 31, 2017, approximately $81.6 million and $81.8 million, respectively, of the aggregate principal amount of our Term Facility was owned by affiliates of Blackstone. We make periodic interest and principal payments on such debt in accordance with its terms.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The fees paid for these products and services were approximately $0.3 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Environmental — We are subject to certain requirements and potential liabilities under various federal, state and local environmental laws, ordinances, and regulations. Such requirements often impose liability without regard to whether the current or previous owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we have incurred and expect to incur remediation and other environmental costs during the ordinary course of operations, we anticipate that such costs will not have a material effect on our financial condition, results of operations, or cash flows.

Litigation — Three putative class action lawsuits were filed on March 8, 2018, March 9, 2018 and March 19, 2018, by purported stockholders of the Company in the United States District Court for the Northern District of Texas challenging the Merger. The lawsuits are styled Cunha v. La Quinta Holdings Inc., et al., Rosenblatt v. La Quinta Holdings, Inc., et al. and Bushansky v. La Quinta Holdings, Inc., et al (the “Actions”). All of these complaints allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 14a-9 promulgated thereunder in connection with the Merger. The Rosenblatt complaint names the Company and its directors as defendants; the Cunha complaint names the Company and its directors as well as Merger Sub and Wyndham Worldwide; and the Bushansky complaint names the Company and its directors as defendants. The complaints allege that the proxy statement filed by the Company is materially incomplete and misleading. The complaints seek, among other relief, either an order enjoining the Merger or rescission if the Merger is consummated. The Bushansky complaint also seeks to enjoin the stockholder vote on the Merger. On April 16, 2018, the parties to the Actions (the “Settling Parties”) entered into the confidential Memorandum of Understanding providing for the settlement of the Actions. The Company believes that the lawsuits are without merit and that no further disclosure is required to supplement the proxy statement disclosed in the Company’s definitive merger proxy statement filed with the SEC on March 20, 2018 (as amended or supplemented from time to time, the “proxy statement”) under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, and without admitting any liability or wrongdoing, the Company has agreed, pursuant to the terms of the confidential Memorandum of Understanding, to make certain supplemental disclosures to the proxy statement. Nothing in these supplemental disclosures shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth therein. The defendants have vigorously denied, and continue vigorously to deny, that they have committed any violation of law or engaged in any of the wrongful acts that were alleged in the Actions. The confidential Memorandum of Understanding outlines the terms of the Settling Parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Actions.

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 21, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of the Company’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased the Company’s common stock pursuant to the Company’s March 24, 2015 secondary public offering (the “March Secondary Offering”).   The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that the Company as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, defendants filed a motion to dismiss the complaint. On August 24, 2017, the motion to dismiss was granted with prejudice. Subsequently, on September 20, 2017, plaintiff filed an appeal with the U.S. Court of Appeals for the Second Circuit. On December 29, 2017, plaintiff submitted its appellant brief.  Appellate briefing is scheduled to be completed in May 2018. The Company believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

In addition, we are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and intellectual property claims. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations or our cash flows taken as a whole.

We maintain general and other liability insurance; however, certain costs of defending lawsuits, such as those below the retention or insurance deductible amount, are not covered by or are only partially covered by insurance policies, and our insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate our ultimate liability costs with respect to such claims and lawsuits. We accrue costs from litigation as they become probable and estimable.

Casualty Losses — We maintain insurance for property and casualty damage, subject to deductibles and policy terms and conditions, attributable to wind, flood, and earthquakes. We also maintain business interruption insurance.

Tax Contingencies — We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to IRS Appeals and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.

Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We have received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  The IRS has since indicated that it will not pursue the transfer-pricing adjustment. On August 8, 2017, the IRS issued a 30-Day Letter, in which it is proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. On September 26, 2017, we furnished a timely protest to the IRS exam team. They have since indicated that they intend to furnish a rebuttal to our protest, at which time the matter will be referred to the IRS Appeals Office. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of March 31, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

On November 1, 2016, the IRS notified the Company that it intended to audit the tax return of one of its subsidiaries, Lodge Holdco II L.L.C., for the short taxable year ended April 13, 2014.  In March 2018, the examination was closed on a “no change” basis.

Purchase Commitments — As of March 31, 2018, we had approximately $31.1 million of purchase commitments related to certain continuing redevelopment and renovation projects and information technology enhancements.

Franchise Commitments — Under certain franchise agreements, we are committed to provide certain incentive payments, reimbursements, rebates, and other payments to help defray certain costs. Our obligation to fund these commitments is contingent upon certain conditions set forth in the respective franchise agreement. The franchise agreements generally require that, in the event that the franchise relationship is terminated, the franchisee is required to repay any outstanding balance plus any unamortized portion of any incentive payment. As of March 31, 2018, we had $29.6 million in outstanding commitments owed to various franchisees for such financial assistance.

NOTE 10. INCOME TAXES

The Company recorded a provision for federal, state and foreign income tax benefit of approximately $1.9 million and income tax expense of $2.3 million for the three months ended March 31, 2018 and 2017, respectively. The provision for the three month periods ended March 31, 2018 and 2017, differs from the statutory federal tax rates of 21% and 35%, respectively, primarily due to the impact of state income taxes and the impact of certain costs relating to the pending separation of our franchise and management business from our owned real estate assets that are not deductible for income tax purposes.

NOTE 11. EQUITY-BASED COMPENSATION

We issue time-vesting restricted stock awards (“RSAs”), time-vesting restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”).

During the three months ended March 31, 2018 and 2017, we recognized equity-based compensation expense of $3.1 million and $3.9 million, respectively, excluding related taxes. Unrecognized compensation expense as of March 31, 2018 was $12.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

As of March 31, 2018, there were 10.6 million shares of common stock available for future issuance under our Amended and Restated 2014 Omnibus Incentive Plan, including shares issuable pursuant to the units granted under our restricted stock unit awards.

No equity awards were issued during the three month period ended March 31, 2018.

NOTE 12. EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities. Dilutive securities include equity-based awards issued under long-term incentive plans.

The calculations of basic and diluted (loss) earnings per share are as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Numerator:
Net (loss) income attributable to La Quinta Holdings’ stockholders	$(15,139)	$1,589
Denominator:
Weighted average number of shares outstanding, basic	116,324	115,936
Weighted average number of shares outstanding, diluted	116,324	116,368

Basic and diluted (loss) earnings per share	$(0.13)	$0.01

For the three month periods ended March 31, 2018 and 2017, approximately 0.1 million shares and 0.7 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

NOTE 13. SEGMENTS

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. Our operating and reportable segments are defined as follows:

•	Owned Hotels—This segment derives its earnings from the operation of owned hotel properties located in the United States.
•

Franchise and management—This segment derives its earnings primarily from revenues earned under various franchise and management agreements relating to our owned and franchise hotels, which provide for us to earn compensation for the licensing of our brand to franchisees, as well as for services rendered, such as hotel management and providing access to certain shared services and marketing programs such as reservations, Returns, and property management systems.

Corporate and other includes revenues generated and operating expenses incurred in connection with the overall support and brand management of our owned, managed, and franchised hotels and operations.

The performance of our operating segments is evaluated primarily based upon Adjusted EBITDA, which should not be considered an alternative to net income (loss) or other measures of financial performance or liquidity derived in accordance with GAAP. We define Adjusted EBITDA as our net income (loss) (exclusive of non-controlling interests) before interest expense, income tax expense (benefit), and depreciation and amortization, further adjusted to exclude certain items, including, but not limited to: gains, losses, and expenses in connection with: (i) asset dispositions; (ii) debt modifications/retirements; (iii) non-cash impairment charges; (iv) discontinued operations; (v) equity-based compensation and (vi) other items.

The table below shows summarized consolidated financial information by segment for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues
Owned Hotels	$197,555	$205,635
Franchise and management (1)	27,180	26,714
Segment revenues	224,735	232,349
Other fee-based revenues from franchise properties	6,397	5,754
Corporate and other (2)	28,206	28,783
Intersegment elimination (3)	(30,558)	(32,614)
Total revenues	$228,780	$234,272
Adjusted EBITDA
Owned Hotels	$49,247	$58,721
Franchise and management	27,180	26,714
Segment Adjusted EBITDA	76,427	85,435
Corporate and other	(12,415)	(13,485)
Adjusted EBITDA	$64,012	$71,950

(1)

This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. We charge a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. These fees are charged to Owned Hotels and are eliminated in the accompanying condensed consolidated financial statements.

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portions of these fees that are charged to our owned hotels totaled $15.7 million and $16.7 million for the three month periods ended March 31, 2018 and 2017, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $30.6 million and $32.6 million for the three month periods ended March 31, 2018 and 2017, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

The table below provides a reconciliation of net (loss) income attributable to La Quinta Holdings’ stockholders to EBITDA and EBITDA to Adjusted EBITDA for the three month periods ended March 31, 2018 and 2017. Adjusted EBITDA and EBITDA should not be considered an alternative to net (loss) income or other measures of financial performance or liquidity derived in accordance with GAAP:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net (loss) income attributable to La Quinta Holdings’ stockholders	$(15,139)	$1,589
Interest expense	21,744	20,108
Income tax (benefit) expense	(1,927)	2,290
Depreciation and amortization	39,893	36,257
Noncontrolling interests	71	89
EBITDA	44,642	60,333
(Gain) loss on sales	(498)	138
Gain related to casualty disasters	(928)	(1,928)
Equity-based compensation	2,365	3,943
Amortization of software service agreements	2,467	2,359
Retention plan (1)	2,484	2,550
Reorganization costs (1)	9,894	2,143
Other losses, net (2)	3,586	2,412
Adjusted EBITDA	$64,012	$71,950

(1)	Included cash and non-cash charges associate with the Spin and Merger.
(2)

Other losses, net consists of net loss attributable to the BMF (which, over time, runs at a break-even level, but may reflect a profit or loss from period to period), IRS legal defense costs and litigation reserve adjustments.

The following table presents assets for our reportable segments, reconciled to consolidated amounts as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Total Assets
Owned Hotels	$2,556,234	$2,550,064
Franchise and management	207,476	201,548
Total segments assets	2,763,710	2,751,612
Corporate and other	183,569	201,484
Total	$2,947,279	$2,953,096

The following table presents capital expenditures for our reportable segments, reconciled to our consolidated amounts for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Capital Expenditures
Owned Hotels	$37,287	$41,432
Franchise and management	—	—
Total segment capital expenditures	37,287	41,432
Corporate and other	2,884	$4,746
Total	$40,171	$46,178

NOTE 14. SUBSEQUENT EVENTS

The completion of the Spin, followed by the completion of the Merger, occurred on May 30, 2018.

Immediately following the Spin, (i) Holdings did not own any shares of any class of CorePoint Lodging outstanding common stock and (ii) in accordance with and subject to the terms of the Merger Agreement, a wholly-owned subsidiary of Wyndham Worldwide merged with and into Holdings, with Holdings continuing as the surviving company and as a wholly-owned indirect subsidiary of Wyndham Worldwide, and Holdings’ common stock was delisted from the New York Stock Exchange.

In connection with the Spin, CorePoint Lodging made a cash payment to Holdings of approximately $1.002 billion (the “Cash Payment”), immediately prior to and as a condition of the Spin. The Cash Payment was to facilitate the repayment of part of Holdings’ existing debt. In addition, simultaneously with the closing of the Merger, Wyndham repaid, or caused to be repaid, on behalf of Holdings, Holdings’ existing debt balance.

In connection with the Spin and Merger, on May 30, 2018, certain indirect wholly-owned subsidiaries of CorePoint Lodging (collectively, the “CorePoint CMBS Borrower”), CorePoint TRS L.L.C. (the “Operating Lessee”), an indirect-wholly owned subsidiary of CorePoint Lodging, and CorePoint Operating Partnership L.P. (the “CorePoint OP”), a wholly owned subsidiary of CorePoint Lodging, entered into a Loan Agreement (the “CMBS Loan Agreement”) pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for 307 owned and ground leased hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”). The proceeds of the CMBS Facility were used to (a) repay or discharge any existing loans relating to the properties covered by the CMBS Facility, (b) pay all past due basic carrying costs, if any, with respect to the properties covered by the CMBS Facility, (c) make deposits into the reserve funds as required by the CMBS Facility, (d) pay costs and expenses incurred in connection with the closing of the CMBS Facility, (e) partially fund the Cash Payment by CorePoint Lodging at the direction of Holdings in connection with the Spin, (f) fund any working capital requirements of the properties covered by the CMBS Facility and (g) distribute the balance, if any, to CorePoint Lodging.

In addition, on May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), an indirect wholly-owned subsidiary of CorePoint Parent and direct wholly-owned subsidiary of CorePoint OP, and CorePoint OP as a guarantor entered into a Credit Agreement (the “Revolver Credit Agreement”) providing for a revolving credit facility in an aggregate amount of $150.0 million (the “Revolving Facility”), of which $25.0 million was drawn upon consummation of the spin-off (the entry into the Revolver Credit Agreement and borrowings under the Revolving Facility, together with the entry into the CMBS Loan Agreement and borrowings under the CMBS Facility, the “Financing Transactions”). Up to $45.0 million is available in the form of letters of credit.

************

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements of LQH and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of the Information Statement, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

For purposes of the following discussion and unless otherwise indicated or the context otherwise requires, “we,” “our,” “us” and “La Quinta” refer to La Quinta Holdings Inc. and its consolidated subsidiaries before giving effect to the spin-off, the internal reorganization and the distribution.  See “—Overview—Basis of presentation.”

Overview

Spin-off from La Quinta Holdings Inc.

LQH Parent previously announced its intention to pursue the possibility of separating its real estate business from its franchise and management business, including the spin-off of its real estate ownership business into an independent, publicly traded company. The spin-off of CorePoint Lodging was made as part of a plan approved by LQH Parent’s board of directors to spin off LQH’s real estate business into a stand-alone, publicly traded company prior to the merger of La Quinta Parent with a wholly owned subsidiary of Wyndham Worldwide. The completion of the spin-off, followed by the completion of the merger, occurred on May 30, 2018.

Immediately following the distribution, La Quinta Parent did not own any shares of any class of CorePoint Parent outstanding common stock. CorePoint Parent had entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) in January 2018 and entered into several other agreements with La Quinta Parent prior to consummation of the spin-off. These agreements set forth the principal transactions required to effect CorePoint Lodging’s separation from La Quinta and provide for the allocation between CorePoint Parent and La Quinta Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint Lodging and La Quinta after completion of the spin-off. These agreements also include arrangements with respect to transitional services to be provided by La Quinta to CorePoint Lodging.

In addition, prior to the spin-off, CorePoint Lodging entered into agreements, including long-term hotel management and franchise agreements for each of its hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. The unaudited condensed consolidated financial statements of LQH included herein do not reflect the effect of these new or revised agreements and LQH’s historical expenses may not be reflective of CorePoint Lodging’s consolidated results of operations, financial position and cash flows had it been a stand-alone company during the periods discussed in the “Results of Operations” section.

CorePoint Parent intends to elect and qualify to be subject to tax as a real estate investment trust (“REIT”) for federal income tax purposes effective immediately following the spin-off. So long as CorePoint Parent qualifies as a REIT, it generally will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its stockholders. To qualify as a REIT for U.S. federal income tax purposes, CorePoint Parent must continually satisfy tests concerning, among other things, the real estate qualification of sources of its income, the composition and values of its assets, the amounts it distributes to its stockholders and the ownership of its stock. In order to comply with REIT requirements, CorePoint Parent may need to forego otherwise attractive opportunities and limit its expansion opportunities and the manner in which it conducts its operations. See “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” in the Information Statement.

Upon CorePoint Parent’s election to be treated as a REIT for U.S. federal income tax purposes, CorePoint Parent intends to make quarterly distributions to its stockholders in amounts that meet or exceed the requirements to qualify and maintain its qualification as a REIT and to avoid corporate level taxation. Prior to making any distributions for U.S. federal tax purposes or otherwise, CorePoint Parent must first satisfy its operating and debt service obligations. Although CorePoint Parent currently anticipates that its estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs to avoid corporate level taxation, it is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

Financing Transactions in connection with the spin-off and merger

In connection with the spin-off, CorePoint Parent made a cash payment to LQH Parent of approximately $1.002 billion (the “Cash Payment”), immediately prior to and as a condition of the spin-off. The Cash Payment was to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of the merger, Wyndham repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing debt balance.

In connection with the spin-off and merger, on May 30, 2018, certain indirect wholly-owned subsidiaries of CorePoint Parent (collectively, the “CorePoint CMBS Borrower”), CorePoint TRS L.L.C. (the “Operating Lessee”), an indirect-wholly owned subsidiary of CorePoint Parent, and CorePoint Operating Partnership L.P. (the “CorePoint OP”), a wholly owned subsidiary of CorePoint Parent, entered into a Loan Agreement (the “CMBS Loan Agreement”) pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for 307 owned and ground leased hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”). The proceeds of the CMBS Facility were used to (a) repay or discharge any existing loans relating to the properties covered by the CMBS Facility, (b) pay all past due basic carrying costs, if any, with respect to the properties covered by the CMBS Facility, (c) make deposits into the reserve funds as required by the CMBS Facility, (d) pay costs and expenses incurred in connection with the closing of the CMBS Facility, (e) partially fund the Cash Payment by CorePoint Parent at the direction of LQH Parent in connection with the spin-off, (f) fund any working capital requirements of the properties covered by the CMBS Facility and (g) distribute the balance, if any, to CorePoint Parent.

In addition, on May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), an indirect wholly-owned subsidiary of CorePoint Parent and direct wholly-owned subsidiary of CorePoint OP, and CorePoint OP as a guarantor entered into a Credit Agreement (the “Revolver Credit Agreement”) providing for a revolving credit facility in an aggregate amount of $150.0 million (the “Revolving Facility”), of which $25.0 million was drawn upon consummation of the spin-off (the entry into the Revolver Credit Agreement and borrowings under the Revolving Facility, together with the entry into the CMBS Loan Agreement and borrowings under the CMBS Facility, the “Financing Transactions”). Up to $45.0 million is available in the form of letters of credit.

For additional information about the Financing Transactions, see “―Liquidity and capital resources―Debt―Financing Transactions in connection with the spin-off and merger” below.

Basis of presentation

Notwithstanding the legal form of the spin-off, for accounting and financial reporting purposes, La Quinta Parent will be presented as being spun-off from CorePoint Parent (a “reverse spin”). This presentation is in accordance with GAAP and is primarily a result of the relative significance of CorePoint Parent’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Further, LQH has been determined to best represent the predecessor entity to CorePoint Parent. Therefore, our historical financial statements presented herein and in our future filings, with respect to periods prior to the spin-off, are represented by the historical financial statements of LQH.

Unless otherwise noted, the following is historical financial information of LQH and does not account for the spin-off, the internal reorganization, the distribution or the completion by CorePoint Lodging of the Financing Transactions to finance the Cash Payment. The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what CorePoint Lodging’s financial condition, results of operations or cash flows would have been had it been separated from La Quinta and a standalone company during the periods presented or what its financial condition, results of operations and cash flows may be in the future.

Our business

We are a leading owner, operator and franchisor of select-service hotels primarily serving the midscale and upper-midscale segments under the La Quinta brand. All new franchised hotels are La Quinta Inn & Suites in the U.S. and Canada and LQ Hotel in Mexico and in Central and South America. Our system-wide portfolio, as of March 31, 2018, consisted of 907 hotels representing approximately 88,800 rooms located predominantly across 48 U.S. states, as well as in Canada, Mexico, Honduras, Colombia and Chile, of which 316 hotels were owned and operated and 591 were franchised. We also have a pipeline of 259 franchised hotels in the United States, Mexico, Colombia, Nicaragua, Guatemala and El Salvador. We primarily derive our revenues from owned hotel operations and fees generated from franchised hotels.

All of our long-lived assets are located in the United States and, during the three months ended March 31, 2018, we derived over 99% of our revenue from within the United States.

Hurricane Harvey and Hurricane Irma

During the third quarter of 2017, two major hurricanes made landfall impacting areas serviced by our hotels. In August 2017, Hurricane Harvey lingered over Texas and parts of Louisiana causing widespread flooding and associated damage. In September 2017, Hurricane Irma made its way up Florida’s west coast causing widespread wind damage, flooding and power outages. Many franchised and owned hotels in affected areas were impacted by the storms, including property damage, damage to infrastructure surrounding the hotels and business interruption. As it relates to our franchised hotels, the primary impact was on the amount of fees we collected from our franchisees during the periods since, as these fees are typically revenue based.  As it relates to our owned hotels, the storms impacted and will continue to impact in the near term, our owned hotel revenues, expenses and gains and losses, as we are the owner/operator of these hotels. Hurricanes Harvey and Irma had a meaningful impact on our business in the third and fourth quarters of 2017, as well as the first quarter of 2018.

As of March 31, 2018, approximately three percent of our owned rooms remain out of service due to hurricane damage. We continue to work closely with our insurance adjusters, claims adjusters and construction staff to bring the affected rooms back online as quickly as possible. Property and business interruption insurance claims will be made as determined through the evaluation process; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Capital expenditures will be made in order to restore these hotels to pre-hurricane condition and may be larger than normal due to the scope of the damage. Timing differences are likely to exist between the capital expenditures and insurance proceeds reflected in our financial statements.

Strategic Priorities

Beginning in 2016 and continuing in 2018, La Quinta has been focusing on key strategic priorities designed to (1) Drive consistency in our product, (2) Drive consistency in the delivery of an outstanding guest experience, and (3) Drive engagement with our brand by investing in points of differentiation.  Our current strategic initiatives in support of these priorities are centered around (1) a continuous review of our owned hotel portfolio to evaluate the position of each hotel within our brand, (2) identifying, testing, and implementing enhancements to the hotel operating model for our owned hotels, and (3) enhancing the La Quinta Returns loyalty program.  Possible outcomes from the review of our owned hotel portfolio include, but are not limited to, improving and/or repositioning a hotel through a significant renovation, determining a hotel is appropriately positioned within its market, or disposing of a hotel and/or removing it from the La Quinta brand and opening the market up to potential new franchise development. This review of our owned hotel portfolio has identified approximately 50 properties that, with the appropriate scope of capital investment and renovation, we believe have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher-quality competitive sets.

These significant renovations commenced in the fourth quarter of 2016, with the start and completion dates for these projects being staggered through the end of 2018.  The timing of the renovations has been sequenced with the goal of minimizing displacement, and maximizing readiness for peak demand seasons. As of March 31, 2018, the construction phase of the repositioning effort had been completed for 39 of these hotels.

If a decision is made to dispose of a hotel or groups of hotels from the La Quinta brand, we expect that our revenue and Adjusted EBITDA from owned hotels will decrease and that decrease may be material. Additionally, a decision to dispose of a hotel or groups of hotels may result in an impairment charge related to the reduced holding period of the hotels.

Segments

Our operating segments are components of the business which are managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. We define our reportable segments as follows:

•	Owned Hotels—This segment derives its earnings from the operation of owned hotel properties located in the United States.

•

Franchise and management—This segment derives its earnings primarily from fees earned under various license and franchise hotel agreements relating to our owned and franchised hotels. These agreements provide for us to earn compensation for the licensing of our brand to franchisees, for providing certain services (including hotel management services) and for providing access to certain shared services and marketing programs such as reservations, La Quinta Returns, and property management systems. We do not currently generate, and did not generate over the periods presented, any revenue from the management of hotel operations for third parties. This segment includes intercompany fees, which are charged to our owned portfolio to reflect that certain functions, such as franchise, licensing and management, are included in the franchise and management segment. Franchise agreements with our owned hotels provide for a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. We set the franchise fee on a basis that reflects the services and rights covered by the franchise agreements and because, as a public company with two segments that may be valued differently by investors, we believe it is meaningful to investors to show a franchise fee on our owned portfolio that is consistent with the franchise fee we charge our franchisees. We set the management fee on a basis that reflects current market rates for select service hotels, and the current composition of our owned portfolio and the services to be provided. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Our segment information also reflects corporate and other, which includes revenues generated by and related to operating expenses incurred in connection with the overall support and brand management of our owned, managed and franchised hotels and operations. The franchise agreements with our owned hotels also include a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other.

We have a business model that involves both ownership of properties and franchising of third-party owned properties. This provides us with diversified revenue and income streams that balance both the advantages and risks associated with these lines of business.

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is, however, more capital intensive than granting franchise agreements to third-party hotel owners, as we are responsible for the costs and capital expenditures for our owned hotels. The profits realized by us in our Owned Hotels segment are generally more significantly affected by economic downturns and declines in revenues than the results of our Franchise hotels. See also “—Key components and factors affecting our results of operations—Expenses” below and “Risk Factors—Risks Related to Our Business and Industry” in the Information Statement.

As a franchisor of hotels, growth in the number of franchised hotels and earnings from franchises typically results in higher overall returns on invested capital because the capital required to build and maintain franchised hotels is typically provided by the owner of the respective property with minimal or no capital required by us, as franchisor. During periods of increasing demand, we do not, however, share in most of the benefits of increases in profits from franchised hotels because franchisees do not pay us fees based on profits. A principal component of our current growth strategy is to focus our expansion on our franchise business.

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the following table sets forth the number of owned and franchised La Quinta branded hotels as of March 31, 2018 and 2017.

	As of March 31,
	2018	2017
Number of Hotels in Operation
Owned hotels (1)	316	319
Franchised hotels (2)	591	570
Total Owned and Franchised Hotels	907	889

(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as owned hotels throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Owned Hotels also include one hotel owned via a joint venture in which we have a controlling interest. At March 31, 2018 and 2017, Owned Hotels include two and three hotels, respectively, which met the criteria to be classified as assets held for sale.

(2)	As of both March 31, 2018 and 2017, Franchised Hotels includes four hotels, respectively, that are temporary franchise agreements related to owned hotels that are in the process of exiting the system.

The following table summarizes our owned and franchised hotels as of March 31, 2018 and 2017:

	As of March 31,
	2018	2017
Number of Hotels in Operation
Company Owned Hotels(1)
La Quinta Inn & Suites (interior corridor)	181	178
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	41	46
La Quinta Inns (exterior corridor) (2)	91	92
Total Owned	316	319
Franchised Hotels
La Quinta Inn & Suites (interior corridor)	522	492
La Quinta Inn & Suites (exterior corridor)	6	4
La Quinta Inns (interior corridor)	46	62
La Quinta Inns (exterior corridor)	4	1
LQ Hotel (interior corridor)	13	11
Total Franchised	591	570
Total Hotels	907	889

(1)

Of the two owned hotels designated as assets held for sale as of March 31, 2018, one is a La Quinta Inn (interior corridor) and one is a La Quinta Inn (exterior corridor). Of the three owned hotels designated as assets held for sale as of March 31, 2017, one is a La Quinta Inns (interior corridor) and two are La Quinta Inns (exterior corridor).

(2)	Subsequent to March 31, 2018, one La Quinta Inn was re-branded to a Baymont Inn.

Seasonality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. Additionally, our quarterly results may be further affected by the timing of certain of our marketing production expenditures. Further, the timing of opening of newly constructed or franchised hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

Inflation

We do not believe that inflation had a material effect on our business during the three month periods ended March 31, 2018 and 2017. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

Key components and factors affecting our results of operations

Revenues

We primarily derive our revenues from the following sources:

•

Room revenues. Represents revenues derived from hotel operations at owned hotels which are almost exclusively driven by room rentals. These revenues are primarily derived from three categories of guests: leisure, corporate and group.

•

Franchise fees. Represents revenues derived from franchise fees received in connection with the franchising of our brand, and other revenue generated by the incidental support of hotel operations for franchised hotels. Franchise fees consist of an initial fee upon the entry of a new hotel into the system and a monthly royalty fee, generally calculated as a percentage of gross room revenue. As new franchised hotels are established in our franchise system, we expect the franchise fees received from such hotels to increase over time as they establish their presence in the marketplace and stabilize their operations. If a franchise property changes owners, we generally charge a transfer fee.

•

Management fees. Represents revenues derived from management fees received in connection with the management of day-to-day hotel operations, and other revenue generated by the incidental support of hotel operations for managed properties. Management fees are generally calculated as a percentage of gross room revenue.

•

Other hotel revenues. Other hotel revenues include revenues generated by the incidental support of hotel operations for owned hotels, including charges to guests for vending commissions, meeting and banquet room revenue, laundry services, and other rental income from operating leases associated with leasing space for restaurants, billboards and cell towers.

•

Brand marketing fund revenues from franchised and managed properties. These revenues represent the fees collected from our franchised and managed hotels related to our Brand Marketing Fund (“BMF”), which are calculated as a percentage of gross room revenues. The corresponding expenses are presented as other expenses from franchised and managed properties in our condensed consolidated statements of operations, resulting in no impact to operating income (loss) or net income (loss).

Consumer demand for our services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Declines in consumer demand due to adverse general economic conditions, risks affecting or reducing travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our owned hotels and the amount of franchise fee revenues we are able to generate from our franchised hotels. As a result, changes in consumer demand and general business cycles can subject, and have subjected, our revenues to significant volatility. See “Risk Factors—Risks Related to Our Business and Industry” in the Information Statement.

Activities in the oil and gas industry over the past few years have significantly affected demand in the markets defined by STR, Inc. (“STR”), a primary source for third-party market data and industry statistics and forecasts, as “oil tracts,” significantly affecting our business in those markets, and additional acceleration or deceleration of activities in this industry could further affect our business in those markets.

In addition to general economic conditions, our guest satisfaction scores, the location of our hotels, the expenditures that we and our franchisees incur to improve our hotels, our loyalty program and the quality of our service impact our ADR, occupancy rates, RevPAR and RevPAR Index performance (each of which is described below under “—Key indicators of financial condition and operating performance”). Changes in ADR and occupancy have the potential to significantly impact our revenues.

Expenses

We primarily incur the following expenses:

•

Direct lodging expenses and other lodging and operating expenses. Direct lodging and Other lodging and operating expenses reflect the operating expenses of our owned hotels, including both direct and indirect hotel operating expenses. Direct lodging expenses include items such as compensation costs for hotel level management, housekeeping, laundry and front desk staff, supply costs for guest room amenities and laundry, repairs and maintenance, utilities, sales and local marketing, bad debt expenses related to direct-bill corporate customers, and online and offline travel agency commissions. Other lodging and operating expenses include indirect property operating expenses, primarily property taxes and insurance.

•

Depreciation and amortization. These are non-cash expenses that primarily consist of depreciation of fixed assets such as buildings, furniture, fixtures and equipment at our owned hotels, as well as certain corporate assets. Amortization expense primarily consists of amortization of intangibles related to our franchise business, and other leasehold interests, all of which are amortized over their estimated useful lives.

•

General and administrative expenses. General and administrative expenses consist primarily of compensation expense for our corporate staff and personnel supporting our business segments, professional fees (including consulting, audit and legal fees), travel and entertainment expenses, contractual performance obligations and office administrative and related expenses.

•

Impairment losses. We hold amortizing and non-amortizing intangible assets and long-lived assets. We evaluate these assets for impairment as further discussed in “—Critical accounting policies and estimates” previously disclosed in the Information Statement. These evaluations have, in the past, resulted in impairment losses for certain of these assets based on the specific facts and circumstances surrounding those assets and our estimates of the fair value of those assets. Based on economic conditions, estimated holding periods or other factors at a hotel-specific or system-wide level, we may be required to take additional impairment losses to reflect further declines in our asset and/or investment values.

•

Brand marketing fund expenses from franchised and managed properties. These expenses represent the expenditure of BMF fees collected from our franchised hotels for marketing and other support of the La Quinta brand. The corresponding revenues are presented as other revenues from franchised properties in our condensed consolidated statements of operations, resulting in no impact to operating income or net income.

•

Marketing, promotional and other advertising expenses. These expenses include advertising costs associated with general promotion of the La Quinta brand and specific advertising and marketing support for our operation and for the operations of our franchisees, which are in addition to the expenditure of BMF fees collected from franchised and managed properties for the same purpose.

Fluctuations in operating expenses at our owned hotels can be related to various factors, including changes in occupancy rates, which directly impact certain variable expenses including labor, supplies, utilities and other operating expenses. However, certain of our expenses are relatively fixed, including rent, property taxes, liability insurance and, to a certain extent, payroll. As market conditions dictate, we take steps to adjust both our variable and fixed costs to levels we feel are appropriate to enhance guest experience, maximize profitability and respond to market conditions without jeopardizing the overall guest experience or the value of our hotels or brand. In addition, changes in depreciation expenses may be impacted by renovations of existing hotels or the disposition of existing hotels through sale or closure. For other factors affecting our costs and expenses, see “Risk factors—Risks Related to Our Business and Industry” in the Information Statement. General and administrative expenses may also fluctuate from period to period, primarily related to support of La Quinta’s overall strategic initiatives.

Key indicators of financial condition and operating performance

We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America, while other information may be financial in nature and may not be prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data that are commonly used within the lodging industry to evaluate hotel financial and operating performance. Our management uses this information to measure the performance of hotel properties and/or our business as a whole. Historical information is periodically compared to our internal budgets, as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining management and employee compensation.

Average daily rate (“ADR”) represents hotel room revenues divided by total number of rooms sold in a given period. ADR measures the average room price attained by a hotel or group of hotels, and ADR trends provide useful information concerning pricing policies and the nature of the guest base of a hotel or group of hotels. Changes in room rates have an impact on overall revenues and profitability.

Occupancy represents the total number of rooms sold in a given period divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of our hotels’ available capacity. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

Revenue per available room (“RevPAR”) is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include other ancillary, non-room revenues, such as food and beverage revenues or parking, telephone or other guest service revenues generated by a hotel, which are not significant for La Quinta.

As it pertains to owned hotels, RevPAR changes that are driven predominately by occupancy have different implications for overall revenue levels and incremental hotel operating profit than changes driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues, as well as incremental operating costs (including, but not limited to, housekeeping services, utilities and room amenity costs). RevPAR increases due to higher ADR, however, would generally not result in additional operating costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees and commissions. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability at our owned hotels than changes in RevPAR driven by occupancy levels. Changes in RevPAR for our franchised hotels, whether driven by occupancy or ADR, directly impact our franchise revenues, as these revenues are generally based on a percentage of the franchised hotels’ room revenues. Due to seasonality in our business, we review RevPAR by comparing current periods to budget and period-over-period.

RevPAR Index measures a hotel’s or group of hotels’ fair market share of a competitive set’s revenue per available room. RevPAR Index is stated as a percentage and is calculated for each hotel by comparing the hotel’s RevPAR to the aggregate RevPAR of a group of competing hotels generally in the same market. RevPAR Index is a weighted average of the individual property results. We subscribe to STR, which collects and compiles the data used to calculate RevPAR Index, and STR may calculate ADR and RevPAR differently than we and our competitors do. The owner of each La Quinta hotel exercises its discretion in identifying the competitive set of properties for such hotel, considering, subject to STR’s guidelines, such factors as physical proximity, competition for similar customers, services and amenities, quality and average daily rate. We initially review the competitive set makeup of each new hotel that enters our system and review the continuing appropriateness of each hotel’s competitive set on an ongoing basis. Accordingly, while the hotel brands included in the competitive set for any individual La Quinta hotel depend heavily on market-specific conditions, the competitive sets for La Quinta hotels most often include one or more of Comfort, Holiday Inn Express and Hampton. Management uses RevPAR Index and changes in RevPAR Index, particularly year-over-year percentage changes, to evaluate the performance of individual or groups of hotels relative to other competing hotels.

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) owned hotels that become subject to a purchase and sale agreement; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR on a system-wide basis and for each of our reportable segments. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period.  Of the 907 hotels in our system as of March 31, 2018, 847 have been classified as comparable hotels.

EBITDA and Adjusted EBITDA. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many industries. We adjust EBITDA when evaluating our performance because we believe that the adjustment for certain items, such as restructuring and acquisition transaction expenses, impairment charges related to long-lived assets, non-cash equity-based compensation, discontinued operations, and other items not indicative of ongoing operating performance, provides useful supplemental information to management and investors regarding our ongoing operating performance. We believe that EBITDA and Adjusted EBITDA provide useful information to investors about us and our financial condition and results of operations for the following reasons: (i) EBITDA and Adjusted EBITDA are among the measures used by our management team to evaluate our operating performance and make day-to-day operating decisions; and (ii) EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in our industry.

EBITDA and Adjusted EBITDA are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•	EBITDA and Adjusted EBITDA do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;
•	EBITDA and Adjusted EBITDA do not reflect our tax expense or the cash requirements to pay our taxes;
•	EBITDA and Adjusted EBITDA do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA and Adjusted EBITDA do not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

Results of operations

The following table presents hotel operating statistics for our system-wide (owned and franchised) comparable hotels for the applicable periods (1):

	Three Months Ended March 31, 2018	Variance Three Months 2018 vs. Three Months 2017
Occupancy	62.9%	-7	bps
ADR	$91.60		4.4%
RevPAR	$57.59		4.3%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

In addition, the following table presents RevPAR Index for our system-wide (owned and franchised) hotels for the applicable periods:

	Three Months Ended March 31, 2018	Variance Three Months 2018 vs. Three Months 2017
RevPAR Index (1)	93.7%	-9 bps
(1)	Information based on the STR competitive set of hotels existing as of March 31, 2018.

We experienced a decrease in RevPAR Index during the three months ended March 31, 2018. Beginning in the second half of 2016, we began enacting several key initiatives designed to further improve our RevPAR performance, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives caused incremental expenditures in 2017 and continuing into 2018. We expect to incur additional incremental expenditures in the future as these initiatives are implemented.

From March 31, 2017 to March 31, 2018, our total number of owned and franchised La Quinta hotels has grown from 889 to 907 with rooms increasing from 87,400 rooms to 88,800 rooms and number of franchised hotels increasing from 570 to 591. At March 31, 2017, our franchise pipeline numbered 249 hotels with 23,300 rooms, and grew to 259 hotels with 24,400 rooms at March 31, 2018, while we have opened a net total of 21 franchised hotels over that time period. Each of our pipeline hotels is represented by an executed franchise agreement, and approximately 29% of the conversions and new construction projects have commenced as of March 31, 2018.

Three months ended March 31, 2018 compared with three months ended March 31, 2017

For the three months ended March 31, 2018, we experienced, on a system-wide comparable hotels basis, increases in ADR and RevPAR compared to the three months ended March 31, 2017.

The following tables present our overall operating performance, and system-wide and segment occupancy, ADR and RevPAR rates on a comparable hotel statistic basis, in each case, for the three months ended March 31, 2018 and 2017, including the amount and percentage change in these results between the periods:

	For the Three Months Ended March 31,		Increase/(Decrease)
(in thousands)	2018	2017	$ change	% change
Revenues
Room revenues	$191,708	$199,744	$(8,036)	(4.0)
Franchise and other fee-based revenues	25,896	23,978	1,918	8.0
Other hotel revenues	4,779	4,796	(17)	(0.4)
	222,383	228,518	(6,135)	(2.7)
Brand marketing fund revenues from franchised properties	6,397	5,754	643	11.2
Total Revenues	228,780	234,272	(5,492)	(2.3)
Operating Expenses
Direct lodging expenses	103,875	100,334	3,541	3.5
Depreciation and amortization	39,702	36,040	3,662	10.2
General and administrative expenses	41,835	35,438	6,397	18.1
Other lodging and operating expenses	15,323	14,060	1,263	9.0
Marketing, promotional and other advertising expenses	17,804	18,536	(732)	(3.9)
(Gain) loss on sales	(498)	138	(636)	NM	(1)
	218,041	204,546	13,495	6.6
Brand marketing fund expenses from franchised properties	6,397	5,754	643	11.2
Total Operating Expenses	224,438	210,300	14,138	6.7
Operating Income	4,342	23,972	(19,630)	(81.9)
Other (Expenses) Income
Interest expense, net	(21,456)	(19,980)	(1,476)	7.4
Other income (expense)	119	(24)	143	NM	(1)
Total Other Expenses, net	(21,337)	(20,004)	(1,333)	6.7
(Loss) Income Before Income Taxes	(16,995)	3,968	(20,963)	NM	(1)
Income tax benefit (expense)	1,927	(2,290)	4,217	NM	(1)
Net (Loss) Income	(15,068)	1,678	(16,746)	NM	(1)
Less: net income attributable to noncontrolling interests	(71)	(89)	18	(20.2)
Net (Loss) Income Attributable to La Quinta Holdings’ stockholders	$(15,139)	$1,589	$(16,728)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Comparable hotel statistics	Three Months Ended March 31, 2018	Variance 2018 vs. 2017
Owned hotels
Occupancy	60.5%	-245	bps
ADR	$89.23		4.3%
RevPAR	$53.98		0.2%
Franchised hotels
Occupancy	65.0%	205	bps
ADR	$93.56		4.4%
RevPAR	$60.81		7.8%
System-wide
Occupancy	62.9%	-7	bps
ADR	$91.60		4.4%
RevPAR	$57.59		4.3%

Revenues

Owned hotels

As of March 31, 2018, we owned 316 hotels, comprising approximately 40,500 rooms, located in the United States. Room revenues at our owned hotels for the three months ended March 31, 2018 and 2017 totaled $191.7 million and $199.7 million, respectively. The decrease of $8.0 million, or 4.0 percent, was primarily driven by the sale of three owned hotels between the periods and a decrease in the number of available rooms due to damage caused by hurricanes in the third quarter of 2017.  RevPAR at our comparable owned hotels increased 0.2 percent for the three months ended March 31, 2018 over the prior year period. The increase in RevPAR was driven by an increase in ADR of 4.3 percent, offset slightly by a decrease in occupancy of 245 basis points. Excluding the impact of the owned hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, system-wide comparable RevPAR increased 5.9 percent in the first quarter.

Other hotel revenues at our owned hotels for each of the three month periods ended March 31, 2018 and 2017 totaled $4.8 million. These revenues are related to ancillary hotel services.

Franchise and other fee-based revenues

As of March 31, 2018, we had 591 franchised hotels, comprising approximately 48,300 rooms, located in the United States, Canada, Mexico, Honduras, Colombia and Chile. Franchise and other fee-based revenues for the three months ended March 31, 2018 and 2017 totaled $25.9 million and $24.0 million, respectively. The increase of $1.9 million, or 8.0 percent, was primarily driven by a net increase of 21 hotels to our franchise system from March 31, 2017 to March 31, 2018 and an increase in RevPAR at our comparable franchised hotels of 7.8 percent, which was due to an increase in ADR of 4.4 percent and an increase in occupancy of 205 basis points.

Operating expenses

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Direct lodging expenses	$103.9	$100.3	3.5
Other lodging and operating expenses	15.3	14.1	9.0

In total, direct lodging and other lodging and operating expenses for our owned hotels totaled $119.2 million and $114.4 million, for the three months ended March 31, 2018 and 2017, respectively, resulting in an increase of $4.8 million. The increase in direct lodging expenses for our owned hotels was caused by increases in salaries (including hourly wages) and benefits, increased uninsured loss, increased property taxes, increased contract labor due to difficulty in hiring, and increased travel agency commission costs due to increased volume driven through third party online travel agencies such as Expedia.com, Booking.com, and TripAdvisor. These increases were partially offset by decreases caused by three fewer hotels in the owned hotel portfolio at March 31, 2018 in comparison to the hotels owned at March 31, 2017 and lower insurance provisions at the property level. Additionally, La Quinta realized a decrease in repairs and maintenance and supplies expenses.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Depreciation and amortization	$39.7	$36.0	10.2

Depreciation and amortization expense for our owned hotels totaled $39.7 million and $36.0 million, respectively, for the three months ended March 31, 2018 and 2017. The increase of $3.7 million, or 10.2 percent, was primarily the result of additional depreciation on certain owned assets in the first quarter of 2018 driven by $211.5 million in capital expenditures between March 31, 2017 and March 31, 2018.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
General and administrative expenses	$41.8	$35.4	18.1

General and administrative expenses totaled $41.8 million and $35.4 million, respectively, for the three months ended March 31, 2018 and 2017. General and administrative expenses increased for the three months ended March 31, 2018 compared to the prior year period, primarily as a result of increased costs of approximately $12.4 million associated with the Spin and Merger. Additionally, corporate salaries and benefits, including healthcare, and corporate bonus expense increased for the first quarter of 2018. These increases were partially offset by decreases in equity-based compensation and severance expense.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Marketing, promotional and other advertising expenses	$17.8	$18.5	(3.9)

Marketing, promotional and other advertising expenses, not funded by the BMF collected from our hotels, totaled $17.8 million and $18.5 million, respectively, for the three months ended March 31, 2018 and 2017. The decrease of $0.7 million, or 3.9 percent, was primarily driven by decreased spending in broadcast media and costs associated with our loyalty program. These decreases were partially offset by increases in online media spending in order to enhance brand awareness and bookings. In addition, we spent $6.4 million and $5.8 million of BMF fees collected from franchised hotels on similar brand management and other advertising expenses for the three months ended March 31, 2018 and 2017, respectively, which increased due to more funds being available to spend in the BMF.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
(Gain) loss on sales	$(0.5)	$0.1	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

During the first quarter of 2018, we sold one of our owned hotels for a gain of approximately $0.5 million. The hotel had been identified as held for sale in the third quarter of 2017 and included in assets held for sale as of December 31, 2017.

During the first quarter of 2017, we sold three of our owned hotels for a loss of approximately $0.1 million. These properties were identified as held for sale in the third quarter of 2016.

Other Income (Expenses)

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Interest expense, net	$(21.5)	$(20.0)	7.4

Interest expense, net, totaled $21.5 million and $20.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase of 7.4 percent was driven by an increase in our interest rate, which is based on LIBOR. The interest rate also increased 25 basis points from the applicable rate as a result of our net leverage ratio moving above 4.50 to 1.00 during the first quarter of 2018.  This increase was partially offset by the reduction in the principal balance of our term loan facility with the application of mandatory payments made each quarter and an increase in interest income in the three months ended March 31, 2018.

	Three Months Ended March 31,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Income tax benefit (expense)	$1.9	$(2.3)	NM	(1)

We compute our income tax expense on a quarterly basis by applying the estimated annual effective tax rate to results from recurring operations and taxable income. The provision for the three month periods ended March 31, 2018 and 2017 differs from the statutory federal tax rates of 21% and 35%, respectively, primarily due to the impact of state income taxes and costs relating to the pending separation of our franchise and management business from our owned real estate assets that are not deductible for tax purposes.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in the Information Statement.

Segment results

We evaluate our segments’ operating performance using segment Adjusted EBITDA, as described in Note 13: “Segments” in the unaudited condensed consolidated financial statements, included elsewhere in this report. Refer to those financial statements for a reconciliation of net income (loss) attributable to La Quinta Holdings’ stockholders to Adjusted EBITDA. For a discussion of our definitions of EBITDA and Adjusted EBITDA, how management uses them to manage our business and material limitations on their usefulness, refer to “—Key indicators of financial condition and operating performance.” The following table sets forth revenues and Adjusted EBITDA by segment, reconciled to consolidated amounts, for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenues
Owned Hotels	$197,555	$205,635
Franchised and management (1)	27,180	26,714
Segment revenues	224,735	232,349
Other revenues from franchised properties	6,397	5,754
Corporate and other (2)	28,206	28,783
Intersegment elimination (3)	(30,558)	(32,614)
Total revenues	$228,780	$234,272
Adjusted EBITDA
Owned Hotels	$49,247	$58,721
Franchised and management	27,180	26,714
Segment Adjusted EBITDA	76,427	85,435
Corporate and other	(12,415)	(13,485)
Adjusted EBITDA	$64,012	$71,950

(1)

This segment includes intercompany fees which are charged to our owned hotels to reflect that certain functions, such as licensing and management, are included in the franchise and management segment. We charge a franchise fee of 4.5% of gross room revenues and a management fee of 2.5% of gross operating revenue for our owned hotels. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(2)

Includes revenues related to our brand management programs and other cost reimbursements. The portion of these fees that were charged to our owned hotels totaled $15.7 million and $16.7 million for each of the three month periods ended March 31, 2018 and 2017, respectively. This includes a reservation fee of 2.0% of gross room revenues, which is reflected in corporate and other. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

(3)

Includes management, license, franchise, BMF, Returns, reservation fees and other cost reimbursements totaling $30.6 million and $32.6 million for each of the three month periods ended March 31, 2018 and 2017, respectively. These fees are charged to owned hotels and are eliminated in the accompanying condensed consolidated financial statements.

Owned Hotels

Owned Hotels segment revenues decreased, primarily driven by a decrease of three hotels in the owned hotel portfolio in comparison to the hotels owned at March 31, 2017. Refer to “Revenues—Owned hotels” within this section for further discussion on the decrease in revenues from our comparable owned hotels. The significant components of the decrease in our Owned Hotels segment’s Adjusted EBITDA were decreased Owned Hotels segment revenues of approximately $8.0 million, an increase in recurring direct lodging expenses of approximately $2.9 million and an increase in recurring lodging and operating expenses of approximately $0.3 million. Refer to “Operating expenses” within this section for further discussion of the increase in operating expenses at our owned hotels.

Franchise and management

Franchise and management segment revenues increased by $0.5 million primarily as a result of the net addition of 21 hotels to our franchise system. Additionally, the increase was a result of an increase in RevPAR of 7.8 percent at our comparable franchised hotels. Refer to “Revenues—Franchise and other fee-based revenues” within this section for further discussion of the increase in revenues from our comparable franchised hotels. Our Franchise and management segment’s Adjusted EBITDA increased as a result of the overall increase in Franchise and management segment revenues.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had total cash and cash equivalents of $113.5 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate swap, capital expenditures for renovations and maintenance at our owned hotels, costs associated with our Spin and Merger and other purchase commitments.

In April of 2014, we entered into a new credit agreement to refinance all of our then existing secured debt, which was to mature in July 2014. The credit agreement provides for senior secured credit facilities consisting of a then existing $2.1 billion senior secured term loan facility (of which approximately $1.7 billion was outstanding as of March 31, 2018), which will mature in 2021, and a $250.0 million senior secured revolving credit facility, $50.0 million of which is available in the form of letters of credit, which will mature in 2019. See “—Debt” for a further discussion of our credit agreement.

In addition, following consummation of the IPO, for federal income tax purposes, our partnership and REIT status terminated and we became subject to additional entity-level taxes at the federal and state level and, in our second quarter of 2014, we established the related net deferred tax liability on our books equal to $321.1 million. In November 2014, Blackstone completed a secondary offering in which it registered and sold 23.0 million of La Quinta’s shares, reducing its ownership percentage to 45.2%, and creating an ownership change for federal income tax purposes. As a result of this secondary offering and the resulting ownership change La Quinta’s federal net operating losses (“NOLs”) will be limited under Internal Revenue Code Section 382 with annual limitations that became applicable in 2015 and will continue through 2019. State net operating loss carryforwards are also available for use subject to similar limitations in many cases. We believe it is more likely than not the benefit from the federal net operating losses will not be realized.

We finance our business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs.

We and our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The following table summarizes our net cash flows:

	For the Three Months Ended March 31,		Percent Change
(in millions)	2018	2017	2018 vs. 2017
Net cash provided by operating activities	$8.9	$25.0	(64.4)
Net cash used in investing activities	(31.7)	(19.6)	61.7
Net cash used in financing activities	(4.5)	(4.5)	-

Our ratio of current assets to current liabilities was 1.01 and 1.15 as of March 31, 2018 and December 31, 2017, respectively.

Operating activities

Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2018, compared to $25.0 million for the three months ended March 31, 2017. The $16.1 million decrease was primarily driven by a decrease in results from operations, its associated tax effect, and other noncash items. This decrease also includes the effects of timing in our various working capital components including other current assets, accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2018 was $31.7 million, compared to $19.6 million during the three months ended March 31, 2017. The $12.1 million increase in cash used in investing activities was primarily attributable to a decrease in proceeds from sale of assets.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2018 remained constant at $4.5 million, compared to the three months ended March 31, 2017.

Capital expenditures

During the three months ended March 31, 2018 and 2017, we made capital expenditures of approximately $40.2 million and $46.2 million, respectively.

As of March 31, 2018, we had outstanding commitments under capital expenditure contracts of approximately $31.1 million related to certain continuing redevelopment and renovation projects and information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Debt

La Quinta debt prior to the spin-off and merger

In April of 2014, we refinanced all of our existing debt and accrued interest and related fees. As part of the refinancing, we entered into a credit agreement which provides for senior secured credit facilities consisting of:

•	a $2.1 billion senior secured term loan facility, which will mature in 2021; and
•

a $250.0 million senior secured revolving credit facility, which will mature in 2019. The revolving credit facility includes $50 million of borrowing capacity available for letters of credit and borrowing capacity for short-term borrowings referred to as the swing line borrowings.

In addition, the senior secured credit facilities also provide us with the option to raise incremental credit facilities, refinance the loans with debt incurred outside the credit agreement and extend the maturity date of the revolving credit facility and term loans, subject to certain limitations.

Borrowings under the term loans bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the term loans is 2.00%, in the case of base rate loans, and 3.00% in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the credit agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00%, and a LIBOR floor of 1.00%. As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the step-down of 0.25% after that date. As of March 6, 2018, our consolidated first lien net leverage ratio was greater than 4.50 to 1.00, and, as a result we realized a margin step-up of 0.25% after that date.

Borrowings under the revolving credit facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the revolving credit facility is 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, we achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 we realized the first step-down in margin of 0.25%.  As of July 31, 2015, we achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result we realized the second step-down of 0.25% after that date. As of March 6, 2018, our consolidated first lien net leverage ratio was greater than 4.50 to 1.00, and, as a result we realized a margin step-up of 0.25% after that date.

On April 14, 2014, we entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. We have elected to designate this interest rate swap as a cash flow hedge for accounting purposes.

Financing Transactions in connection with the spin-off and merger

Simultaneously with the closing of the merger, Wyndham repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing debt balance.

In addition, in connection with the spin-off and merger, on May 30, 2018, the CorePoint CMBS Borrower, the Operating Lessee, and CorePoint OP entered into the CMBS Loan Agreement, as amended June 12, 2018 pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under the CMBS Facility. The CMBS Facility has an initial term of two years, with five extension options of twelve months each exercisable at the CorePoint CMBS Borrower’s election provided that CorePoint CMBS Borrower provide Lender at least 30 days’, but not more than 120 days’, notice, there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement.

So long as LIBOR is able to be determined, the CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR (rounded to the nearest 1/1000th of a percent subject to a floor of 0.00%) and (ii) 2.75% per annum for the first 5 years of the term, 2.90% for the 6th year of the term and 3.00% for the 7th year of the term. In addition, until July 14, 2018, the lender under the CMBS Facility has the right to increase the interest rates by up to 0.75% in order to successfully securitize or otherwise syndicate the entire CMBS Facility, subject to certain conditions. The CMBS Facility has no scheduled amortization payments.

The CMBS Facility is pre-payable in whole or in part subject to payment of (i) in the case of prepayments (other than in certain enumerated cases) made prior to or on the December 2019 payment date (provided that with respect to any prepayment made after the payment date in November 2019, but prior to the December 2019 payment date, the amount of the spread maintenance payment shall be zero), a spread maintenance premium and in certain cases third party LIBOR breakage costs, and (ii) all accrued interest through the date of prepayment prior to a securitization and through the end of the applicable accrual period following a securitization. Notwithstanding the above, the CorePoint CMBS Borrowers are permitted to prepay the CMBS Facility by an amount not to exceed 20% of the original principal balance of the CMBS Facility, in the aggregate without payment of any spread maintenance premium.

CorePoint OP delivered a customary non-recourse guaranty in connection with the CMBS Facility. Under such guaranty, (i) CorePoint OP will agree to indemnify the lender for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates, including the CorePoint CMBS Borrower and (ii) the CMBS Facility will become fully recourse to CorePoint OP upon the occurrence of certain bankruptcy events capped at 10% of the then outstanding principal balance of the CMBS Facility. With respect to environmental matters, the CMBS Facility is recourse to the CorePoint CMBS Borrower only, provided that the required environmental insurance is delivered to the lender.

The CMBS Facility includes certain customary affirmative and negative covenants and events of default, including, among other things, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings.

At the closing of the CMBS Facility, the CorePoint CMBS Borrower deposited with the lender approximately $15.2 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, revenues to be distributed to the CorePoint CMBS Borrower will be required to be deposited first into a segregated account under the control of the CMBS Facility lender (the “Clearing Account”). All cash in the Clearing Account will be transferred to an account under the control of the Operating Lessee as long as (i) there is no event of default under the loan or (ii) the debt yield for the CMBS Facility (calculated based on the outstanding principal balance of the CMBS Facility) does not fall below (x) 12.33% for the first five years of the CMBS Facility loan term or (y) 12.83% for the sixth and seventh years of the CMBS Facility loan term, in each case for two consecutive calendar quarters. Upon the occurrence and continuation of either (i) or (ii) above, all cash in the Clearing Accounts will be transferred to an account under the control of the lender to be applied to payment of all monthly amounts due under the CMBS Facility loan documents including, but not limited to, debt service for the CMBS Facility and the Revolving Facility, agent fees and expenses, required ongoing reserves, property operating expenses, sales and use taxes and custodial fees. The remaining funds will be deposited into an excess cash flow account, also under the control of the lender, which funds will be available to the CorePoint CMBS Borrower, provided there is no event of default under the loan for payment of, among other things, various operating expenses and dividends, distributions and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower.

Also on May 30, 2018, the CorePoint Revolver Borrower and CorePoint OP entered into the Revolver Credit Agreement providing for the $150.0 million Revolving Facility, of which $25.0 million was drawn upon consummation of the spin-off. The Revolving Facility will mature on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility.

The interest under the Revolving Facility will be, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 3.50% or a LIBOR rate plus a margin of 4.50%. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. Additionally, there is a commitment fee payable at the end of each quarter equal to 0.50% per annum of unused commitments under the Revolving Facility and customary letter of credit fees.

The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults. The Revolving Facility also contains a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility.

The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, and, subject to certain exceptions, each of the CorePoint Revolver Borrower’s existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower (collectively, the “Revolver Subsidiary Guarantors”). The CorePoint Revolver Borrower’s obligations under the Revolving Facility and any hedging or cash management obligations are secured by (i) a perfected first-lien pledge of all equity interests in the CorePoint Revolver Borrower, all equity interests in any Revolver Subsidiary Guarantor and, subject to certain exceptions, all equity interests in certain CorePoint CMBS Borrowers and (ii) a perfected first-priority security interest in the CorePoint Revolver Borrower’s conditional controlled deposit account.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks Related to Our Business and Industry” and “Risk Factors—Risks Related to Our Indebtedness” in the Information Statement.

Contractual obligations

Except as a result of the Financing Transactions as disclosed elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” there were no significant changes to our contractual obligations since December 31, 2017 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in the Information Statement is incorporated herein by reference.

Off-balance sheet arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Under certain franchise agreements, we have committed to provide certain incentive payments, reimbursements, rebates and other payments, to help defray the costs of construction, marketing and other costs associated with opening and operating a La Quinta hotel.

New Accounting Pronouncements

See Note 2 of the notes to our condensed consolidated financial statements for a description of new accounting pronouncements.

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement describes the critical accounting estimates used in preparation of our consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Information Statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2018, we were, and following consummation of the Financing Transactions we are, exposed to market risk primarily from changes in interest rates, which may impact future income, cash flows and fair value of the Company, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We will continue to have exposure to such risks to the extent they are not hedged. We expect to enter into derivative financial arrangements to the extent they meet the objective described above, or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.

Interest rate risk

Pursuant to the Separation and Distribution Agreement, CorePoint Parent was required to make the Cash Payment to LQH Parent prior to the completion of the spin-off, to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of the merger, Wyndham repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing debt balance.

On May 30, 2018, CorePoint Lodging completed the Financing Transactions. We are exposed to interest rate risk in connection with the CMBS Facility and the Revolving Facility as the interest on each of the CMBS Facility and the Revolving Facility is floating rate. As required by the CMBS Loan Agreement, in connection with CorePoint Lodging’s entry into the CMBS Loan Agreement, the CorePoint CMBS Borrower entered into an interest rate cap agreement with a notional amount of $1.035 billion and a LIBOR rate cap of 3.25% that expires on July 15, 2020.

As of March 31, 2018, we were exposed to interest rate risk under LQH’s credit agreement, as the interest is floating rate based on LIBOR, subject to a 1% LIBOR floor. On April 14, 2014, LQH entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that expires on April 14, 2019. This agreement swaps the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. LQH Parent has elected to designate this interest rate swap as a cash flow hedge for accounting purposes. The 30-day LIBOR rate increased from 1.56 percent per annum at December 31, 2017 to 1.88 percent at March 31, 2018. Changes in interest rates also affected the fair value of our debt as of March 31, 2018.

The following table sets forth the scheduled maturities and the total fair value as of March 31, 2018 for LQH’s financial instruments that were materially affected by interest rate risks (in millions, excluding average interest rate):

	Maturities by period						Carrying	Fair
	2018	2019	2020	2021	2022	Thereafter	value	value
Term Facility	$13.1	$17.5	$17.5	$1,636.9	$-	$-	$1,685.0	$1,692.8
Weighted average interest rate (1)							4.832%

(1)	Weighted average interest rate as of March 31, 2018, which includes the interest rate swap.

Refer to our Note 7: “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of LQH’s financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) of the Company that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On April 25, 2016, a purported stockholder class action lawsuit, captioned Beisel v. La Quinta Holdings Inc. et al., was filed in the U.S. District Court for the Southern District of New York. On July 21, 2016, the court appointed lead plaintiff (“plaintiff”), and, on December 30, 2016, plaintiff filed the operative complaint on behalf of purchasers of LQH Parent’s common stock from November 19, 2014 through February 24, 2016 (the “Class Period”) and on behalf of a subclass who purchased LQH Parent’s common stock pursuant to LQH Parent’s March 24, 2015 secondary public offering (the “March Secondary Offering”).  The complaint alleges, among other things, that, in violation of the federal securities laws, the registration statement and prospectus filed in connection with the March Secondary Offering contained materially false and misleading information or omissions and that LQH Parent as well as certain current and former officers made false and misleading statements in earnings releases and to analysts during the Class Period.  Plaintiff seeks unspecified compensatory damages and other relief. On February 10, 2017, defendants filed a motion to dismiss the complaint. On August 24, 2017, the motion to dismiss was granted with prejudice. Subsequently, on September 20, 2017, plaintiff filed an appeal with the U.S. Court of Appeals for the Second Circuit. On December 29, 2017, plaintiff submitted its appellant brief.  Appellate briefing is scheduled to be completed in May 2018. LQH Parent believes that the putative class action lawsuit is without merit and intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this lawsuit.

In addition, we are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and intellectual property claims. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations or our cash flows taken as a whole.

We maintain general and other liability insurance; however, certain costs of defending lawsuits, such as those below the retention or insurance deductible amount, are not covered by or are only partially covered by insurance policies, and our insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate our ultimate liability costs with respect to such claims and lawsuits. We accrue costs from litigation as they become probable and estimable.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Information Statement, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Chief Accounting Officer

On June 21, 2018 CorePoint Lodging entered into an offer letter (the “Offer Letter”) with Howard S. Garfield providing that Mr. Garfield will serve as Senior Vice President, Chief Accounting Officer and Treasurer of CorePoint Lodging, effective upon the commencement of his employment with CorePoint Lodging.

Mr. Garfield, 60, is currently Senior Vice President, Chief Accounting Officer of CyrusOne, Inc., a data center real estate investment trust, where he has served since February 2018.  Before that, Mr. Garfield was with Monogram Residential Trust, a multifamily property real estate investment trust, where he served as Executive Vice President, Chief Financial Officer, Chief

Accounting Officer from 2009 to 2016 and as Senior Vice President, Chief Accounting Officer from 2016 until Monogram Residential Trust was acquired by Greystar in September 2017, whereafter he provided transitional services until January 2018. Prior to joining Monogram Residential Trust, from April 2008 to February 2009, Mr. Garfield was Senior Vice President – Private Equity Real Estate Funds for Lehman Brothers Holdings Inc., formerly a New York Stock Exchange-listed investment banking firm, where he was responsible for accounting and fund administration for certain private equity real estate funds sponsored by Lehman Brother Holdings Inc. From 2006 to April 2008, Mr. Garfield was Executive Vice President and Chief Financial Officer of Homevestors of America, Inc., a privately held franchisor related to reselling single-family homes. Mr. Garfield received a Bachelor of Business Administration degree, summa cum laude, from the University of Texas at Austin. Mr. Garfield is a certified public accountant in the State of Texas and a member of the National Association of Real Estate Companies.

The Offer Letter provides that Mr. Garfield’s service as Senior Vice President, Chief Accounting Officer and Treasurer of CorePoint Lodging will commence no earlier than the date on which Mr. Garfield has satisfied any existing notice requirements to his current employer and no later than September 4, 2018 and provides Mr. Garfield the following compensation and benefits during his employment with CorePoint Lodging: (i) an annual base salary of $320,000; (ii) an annual bonus opportunity with a target amount equal to 50% of his base salary, with the actual bonus amount based upon achievement of Company and individual performance targets established by CorePoint Parent’s compensation committee for the fiscal year to which the bonus relates, which annual bonus will be prorated for the 2018 fiscal year to reflect his partial year of service; (iii) a lump-sum cash signing bonus equal to $75,000, subject to pro rata repayment upon certain terminations of employment prior to the first anniversary of Mr. Garfield’s start date; (iv) eligibility to receive annual grants under CorePoint Parent’s Omnibus Incentive Plan (the “Incentive Plan”) in amounts and in a form determined by CorePoint Parent’s compensation committee, provided that, for the 2018 fiscal year, Mr. Garfield’s long-term incentive award will have a target value of $220,000 and will be in the form of restricted stock that will vest in three substantially equal installments on December 15, 2018 and on each of the first and second anniversaries of such date; (v) a one-time grant of restricted stock under the Incentive Plan with a grant date value equal to $150,000, based on a share price of $27.89 per share (the “Initial Closing Price”), and which vests on the third anniversary of the date of grant, subject to Mr. Garfield’s continued employment through such date; and (vi) a one-time grant of restricted stock under the Incentive Plan with a grant date value equal to $150,000, based on the Initial Closing Price, and which vests on the fourth anniversary of the date of grant, subject to Mr. Garfield’s continued employment through such date. The Offer Letter further provides that Mr. Garfield will participate in the CorePoint Lodging Inc. Executive Severance Plan at the level of Senior Vice President, in accordance with its terms.

The Offer Letter also provides that should CorePoint Lodging rescind its offer prior to Mr. Garfield’s start date, if, at such time, he has provided written notice of termination to his current employer and he has delivered such notice to CorePoint Lodging, Mr. Garfield will be entitled to receive: (i) a lump-sum payment equal to 1.5 times the sum of (x) his annual base salary as provided in the Offer Letter and (y) his 2018 target bonus as provided in the Offer Letter; (ii) continued health insurance coverage at the same cost as generally provided to similarly situated active CorePoint Lodging employees for a period of 18 months following such rescission; and (iii) payment of, or reimbursement for, up to $10,000 in outplacement services within the three-year period following such rescission.

The foregoing summary description of the terms of the Offer Letter does not purport to be complete and is qualified in its entirety by reference to the Offer Letter, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Other than the Offer Letter described above, there are no arrangements or understandings between Mr. Garfield and any other person pursuant to which he was selected as the Company’s Senior Vice President, Chief Accounting Officer and Treasurer. There are no family relationships between Mr. Garfield and any director or executive officer of the Company. Mr. Garfield is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

2.1

Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed on May 7, 2018 (File no. 001-38168))

10.1

Employee Matters Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on May 7, 2018 (File no. 001-38168))

10.2	Offer Letter, dated June 21, 2018, between CorePoint Lodging Inc. and Howard S. Garfield

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COREPOINT LODGING INC.
(Registrant)

Date: June 22, 2018	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 22, 2018	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)