Form 10-Q
period 2018-06-30
CorePoint Lodging Inc.
filed 2018-08-14
CIK 1707178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 59,613,393 shares of Common Stock, par value $0.01 per share as of August 7, 2018.

COREPOINT LODGING INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED JUNE 30, 2018

BASIS OF PRESENTATION

On May 30, 2018, La Quinta Holdings Inc. (“LQH Parent” and, together with its consolidated subsidiaries, “LQH”) completed the distribution to its stockholders of all the then-outstanding shares of common stock of CorePoint Lodging Inc. (“CorePoint Parent” and, together with its consolidated subsidiaries, “CorePoint Lodging”), a wholly owned subsidiary of LQH Parent that holds a portfolio of LQH’s hotels, following which CorePoint Parent became an independent, self-administered, publicly traded company. The shares of common stock of CorePoint Parent were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to a Registration Statement on Form 10 (the “Form 10”) of CorePoint Parent which the Securities and Exchange Commission (the “SEC”) declared effective on May 8, 2018. As part of the separation, LQH underwent an internal reorganization, after which it completed the separation by distributing all of the then-outstanding shares of CorePoint Parent common stock on a pro rata basis to the holders of LQH Parent common stock in a taxable transaction. We refer to this pro rata distribution as the “distribution” and we refer to the separation, including the internal reorganization and distribution, as the “spin-off.”

Unless otherwise indicated or the context otherwise requires, reference in this Quarterly Report on Form 10-Q to:

•

“CorePoint Lodging,” “CorePoint,” “we,” “our,” “us” and the “Company” refer to CorePoint Lodging Inc. and its consolidated subsidiaries, and references to “CorePoint Parent” refer only to CorePoint Lodging Inc., exclusive of its subsidiaries, in each case, after giving effect to the spin-off, including the internal reorganization and distribution;

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Information Statement (the “Information Statement”) included as Exhibit 99.1 to the Form 10 filed with the SEC on May 7, 2018, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	risks related to the recently completed spin-off and the merger of LQH’s management and franchise business with Wyndham Worldwide Corporation (“Wyndham Worldwide”);
•	business and financial risks inherent to the lodging industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce lodging demand;
•	contraction in the global economy or low levels of economic growth;
•	the geographic concentration of our hotels;
•	inability to compete effectively;
•	our concentration in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand;
•	our dependence on the performance of La Quinta and other third-party hotel managers;
•	covenants in our hotel franchise and management agreements that limit or restrict the sale of our hotels or impose brand standards;
•	inability to maintain good relationships with La Quinta and other third-party hotel managers and franchisors;
•	delays or increased expense relating to our efforts to renovate, develop or redevelop our hotels;
•	seasonal and cyclical volatility in the lodging industry;
•	decreases in revenue without corresponding decreases in expenses;
•	the capital intensive nature of our business;
•	risks resulting from significant investments in real estate;
•	risks posed by our acquisition, redevelopment, repositioning, renovation and re-branding activities, as well as our disposition activities;
•	required capital expenditures and costs associated with, or failure to maintain brand standards;
•	the loss of a brand license at one or more of our hotels;
•	cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems;
•	the growth of internet reservation channels;
•	disruptions to the functioning or transition of the La Quinta reservation system or other technology programs;

•	the cessation, reduction or taxation of program benefits of La Quinta’s Returns loyalty program or our access to it;
•	risks of having a number of our hotels subject to ground leases;
•	unknown or contingent liabilities related to the hotels we may acquire in the future;
•	disruptions to our ability to access capital at times and on terms reasonably acceptable to us;
•	the loss of senior executives;
•	risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor;
•	the results of the audits by the Internal Revenue Service;
•	our substantial indebtedness;
•	risks related to qualifying and maintaining our qualifications as a real estate investment trust (“REIT”); and
•	The significant influence of affiliates of The Blackstone Group L.P. over us.

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

CorePoint Lodging Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of June 30, 2018 and December 31, 2017

(in millions, except share data)

	June 30, 2018	December 31, 2017

ASSETS
Assets:
Real estate
Land	$738	$739
Buildings and improvements	2,772	2,706
Furniture, fixtures, and other equipment	385	363
Gross operating real estate	3,895	3,808
Less accumulated depreciation	(1,502)	(1,425)
Net operating real estate	2,393	2,383
Construction in progress	74	75
Total real estate, net	2,467	2,458

Cash and cash equivalents	80	141
Accounts receivable, net	49	42
Other assets	55	32
Assets from discontinued operations	—	280
Total Assets	$2,651	$2,953
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,032	$992
Mandatorily redeemable preferred shares	15	—
Accounts payable and accrued expenses	83	65
Other liabilities	8	9
Deferred tax liabilities	—	213
Liabilities from discontinued operations	—	846
Total Liabilities	1,138	2,125
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 50,000,000 and 100,000,000 shares authorized as June 30, 2018 and December 31, 2017, respectively; 15,000 and none outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.01 par value; 1,000,000,000 and 2,000,000,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; 59,687,447 and 66,239,037 shares issued as of June 30, 2018 and December 31, 2017, respectively; and 59,576,383 and 58,672,998 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in-capital	973	1,181
Retained Earnings (accumulated deficit)	539	(144)
Treasury stock at cost, 111,064 shares at June 30, 2018 and 7,566,039 shares at December 31, 2017	(3)	(212)
Accumulated other comprehensive loss	—	(1)
Noncontrolling interests	3	3
Total Equity	1,513	828
Total Liabilities and Equity	$2,651	$2,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(in millions, except share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

REVENUES:
Rooms	$228	$221	$420	$421
Other	5	4	9	8
Total Revenues	233	225	429	429
OPERATING EXPENSES:
Rooms	98	89	185	174
Other departmental and support	30	29	59	58
Property tax, insurance and other	17	10	35	27
Management and royalty fees	9	—	9	—
Corporate general and administrative	39	19	63	38
Depreciation and amortization	39	34	76	68
Other, net	3	(1)	2	(3)
Total Operating Expenses	235	180	429	362
Operating Income (Loss)	(2)	45	—	67
OTHER INCOME (EXPENSES):
Interest expense	(18)	(12)	(31)	(24)
Other income, net	4	—	4	—
Loss on extinguishment of debt	(10)	—	(10)	—
Total Other Expenses, net	(24)	(12)	(37)	(24)
Income (loss) from Continuing Operations Before Income Taxes	(26)	33	(37)	43
Income tax expense	(2)	(14)	(1)	(19)
Income (loss) from Continuing Operations, net of tax	(28)	19	(38)	24
Loss from Discontinued Operations, net of tax	(20)	(2)	(25)	(6)
Net Income (loss) attributable to CorePoint Lodging stockholders	$(48)	$17	$(63)	$18
Earnings (loss) per share:
Basic and diluted from continuing operations	$(0.48)	$0.32	$(0.65)	$0.41
Basic and diluted from discontinued operations	(0.34)	(0.03)	(0.43)	(0.10)
Basic and diluted earnings (loss) per share	$(0.82)	$0.29	$(1.08)	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(in millions)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

NET INCOME (LOSS)	$(48)	$17	$(63)	$18
Cash flow hedge adjustment, net of tax	3	—	3	2
Gain on termination of cash flow hedge	(3)	—	(3)	—
Comprehensive net income (loss) attributable to CorePoint Lodging's Stockholders	$(48)	$17	$(63)	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statement of Equity (Unaudited)

For the Six Months Ended June 30, 2018

(in millions, except share data)

	Equity Attributable to CorePoint Lodging Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance as of January 1, 2018	58,672,998	$1	$(212)	$1,181	$(144)	$(1)	$3	$828
Net loss	—	—	—	—	(63)	—	—	(63)
Equity-based compensation	1,063,311	—	—	6	—	—	—	6
Repurchase of common stock (pre spin-off)	(48,862)	—	(2)	—	—	—	—	(2)
Retirement of treasury shares	—	—	214	(214)	—	—	—	—
Cash flow hedge adjustment	—	—	—	—	—	4	—	4
Gain on termination of cash flow hedge	—	—	—	—	—	(3)	—	(3)
Repurchase of common stock (post spin-off)	(111,064)	—	(3)	—	—	—	—	(3)
Reorganization and separation from La Quinta Holdings Inc	—	—	—	—	746	—	—	746
Balance as of June 30, 2018	59,576,383	$1	$(3)	$973	$539	$—	$3	$1,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COREPOINT LODGING INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2018 and 2017

(in millions)

	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net income (loss)	$(63)	$18
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79	72
Amortization of other assets	1	—
Gain (loss) related to casualty disasters	2	(3)
Loss on extinguishment of debt	17	—
Amortization of deferred costs	4	3
Equity-based compensation expense	6	8
Deferred tax (benefit) expense	(1)	8
Provision for doubtful accounts	1	1
Changes in assets and liabilities:
Accounts receivable	9	(2)
Other assets	(14)	(10)
Accounts payable and accrued expenses	(18)	(10)
Other liabilities	(1)	5
Net cash provided by operating activities	22	90
Cash flows from investing activities:
Capital expenditures	(94)	(105)
Lenders escrow	(15)	—
Insurance proceeds on casualty disasters	7	5
Proceeds from sale of assets	4	22
Payment of franchise incentives	—	(1)
Net cash used in investing activities	(98)	(79)
Cash flows from financing activities:
Proceeds from debt	1,060	—
Repayment of debt	(1,005)	(9)
Debt issuance costs	(29)	—
Issuance of mandatorily redeemable preferred shares	15	—
Proceeds on termination of cash flow hedge	3	—
Payment for interest rate cap	(1)	—
Purchase of treasury stock	(5)	(1)
Reorganization and separation from La Quinta Holdings Inc.	(23)	—
Net cash provided by (used in) financing activities	15	(10)
Increase (decrease) in cash and cash equivalents	(61)	1
Cash and cash equivalents at the beginning of the period	141	161
Cash and cash equivalents at the end of the period	$80	$162

For supplemental disclosures, see Note 13 : "Supplemental Disclosures of Cash Flow Information"

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of and for the three and six months ended June 30, 2018

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

CorePoint Lodging Inc., a Maryland corporation (“we,” “us,” “our,” “CorePoint Lodging” or the “Company”) is a nationwide lodging real estate company, primarily serving the upper mid-scale and mid-scale segments, with a portfolio of select service hotels located in the United States (“U.S.”).

The following table sets forth the number of owned and joint venture hotels as of June 30, 2018 and December 31, 2017 respectively:

	June 30, 2018		December 31, 2017
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	315	40,300	316	40,400
Joint Venture	1	200	1	200
Totals	316	40,500	317	40,600

(1)	As of June 30, 2018 and December 31, 2017, two and three of the owned hotels, respectively, were classified as assets held for sale.

For U.S. federal income tax purposes, we intend to elect to be taxed as a real estate investment trust (“ REIT”), effective May 31, 2018. We are currently, and expect to continue to be, organized and operated in a REIT qualified manner. As a REIT, the Company is generally not subject to federal corporate income tax on the portion of its net income that is currently distributed to its shareholders.  To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage its hotels. Therefore, the REIT leases the hotel properties to CorePoint TRS L.L.C., the Company's wholly owned taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels. CorePoint TRS L.L.C. is subject to federal, state and local income taxes. Also, to maintain REIT status, we must distribute annually at least 90% of our “REIT taxable income”, as defined by the Code, to our shareholders. We intend to meet our distribution requirements effective for 2018 as required by the Code.

Our Spin-Off from La Quinta Holdings Inc.

On January 18, 2017, La Quinta Holdings Inc., a Delaware corporation. (“LQH Parent,” and together with its consolidated subsidiaries, “LQH”) announced its intention to pursue the possibility of separating its real estate business from its franchise and management business, including the spin-off of its real estate ownership business into an independent, publicly traded company. The spin-off of CorePoint Lodging was made as part of a plan approved by LQH Parent’s board of directors to spin off LQH’s real estate business into a stand-alone, publicly traded company prior to the merger of LQH Parent with a wholly owned subsidiary of Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide”). The completion of the spin-off, followed by the completion of the merger, occurred on May 30, 2018. For additional discussion of the spin-off and related transactions, see Note 3.

Notwithstanding the legal form of the spin-off, for accounting and financial reporting purposes, LQH Parent is presented as being spun-off from CorePoint (a “reverse spin”). This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”), specifically Financial Account Standards Board (“FASB”) statement “Spinoff and Reverse Spinoffs”, and is primarily a result of the relative significance of CorePoint’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Therefore, CorePoint Lodging Inc. is considered the divesting entity and treated as the “accounting successor,” and LQH Parent is the “accounting spinnee” and “accounting predecessor” for consolidated financial reporting purposes.

In accordance with FASB statement “Presentation of Financial Statements – Discontinued Operations”, effective with the closing of the spin-off on May 30, 2018, the results of operations related to LQH Parent’s hotel franchise and hotel management business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of LQH Parent’s hotel franchise and hotel management business have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of December 31, 2017. Unless otherwise noted, all disclosures in the notes accompanying the unaudited consolidated financial statements reflect only continuing operations.

Interim Unaudited Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with LQH’s consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015, which are included in our Information Statement filed as Exhibit 99.1 to our Registration Statement on Form 10 (the “Form 10”), which the Securities and Exchange Commission (the “SEC”)  declared effective on May 8, 2018.

Subsequent to May 30, 2018, the accompanying unaudited condensed consolidated financial statements include the accounts of the Company. The historical unaudited condensed consolidated financial statements through May 30, 2018 represent the financial position and results of operations of entities that have historically been under common control of the accounting predecessor, LQH Parent.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of June 30, 2018 and condensed consolidated statements of operations, comprehensive income, cash flows and equity for the periods ended June 30, 2018 and 2017 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our consolidated financial position as of June 30, 2018 and December 31, 2017, and our consolidated results of operations and cash flows for the periods ended June 30, 2018 and 2017.

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as its wholly-owned subsidiaries and any consolidated variable interest entities (“VIEs”).  We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our shareholders. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

Reclassifications

Certain line items on the condensed consolidated balance sheet as of December 31, 2017 and the condensed consolidated statements of operations for the three and six months ended June 30, 2017 have been reclassified to conform to the current period presentation. These reclassifications had no impact on our net income (loss) or financial position and were made in order to conform to presentations consistent with other REIT peers and reflect the results of discontinued operations. See Note 3 for additional information.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Investment in Real Estate

Property and equipment are stated at cost less accumulated depreciation computed using a straight-line method over the estimated useful life of each asset. Property and equipment consists of the following, along with associated estimated useful lives:

Buildings and improvements	5 to 40 years
Furniture, fixtures and other equipment	2 to 10 years

We periodically review the useful lives of our long-lived assets based on current assessments of the remaining utility of our assets. Such changes are accounted for prospectively and would either increase or decrease depreciation expense in the accompanying condensed consolidated statements of operations.

We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third party contract labor, professional design and construction costs, including associated materials, and other direct and indirect costs, such as sales and use tax and interest costs, incurred during the redevelopment and renovation period. The capitalization period begins when the activities related to development have begun and ceases when the project is substantially complete and the assets are held available for use or occupancy. Once a redevelopment project is substantially complete and the associated assets are ready for intended use, costs related to the redevelopment project are no longer capitalized.

Normal maintenance and repair costs are expensed as incurred. When depreciable property is retired or disposed, the related cost and accumulated depreciation or amortization is removed from the applicable accounts and any gain or loss is reflected in the accompanying statements of operations.

Impairment of Real Estate Related Assets

If events or circumstances indicate that the carrying amount of a property may not be recoverable, we make an assessment of the property’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

We did not record any impairment loss for the three and six months ended June 30, 2018 and 2017.

Assets Held for Sale

For sales of real estate or assets classified as held for sale, we evaluate whether the disposition will have a major effect on our operations and financial results and will therefore qualify as a strategic shift. If the disposition represents a strategic shift, it will be classified as discontinued operations in our consolidated statements of operations for all periods presented. If the disposition does not represent a strategic shift, it will be presented in continuing operations in our consolidated statements of operations.

We classify hotels as held for sale when certain criteria are met, in accordance with GAAP. At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that asset. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.

As of June 30, 2018 and December 31, 2017, we had two and three hotels held for sale, respectively.

Cash and Cash Equivalents

We consider all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of highly liquid investments that are stated at cost, which approximates fair market value. Certain balances in cash and cash equivalents exceed the Federal Deposit Insurance Corporation limit of $250,000; however, we believe credit risk related to these deposits is minimal.

Accounts Receivable

Accounts receivable primarily consists of receivables due from hotel guests, credit card companies and insurance settlements. Accounts receivable are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due, and the general economy. We provide an allowance for doubtful accounts, after considering factors that might affect the collection of accounts receivable, including historical losses and the ability of the party to meet its obligations to us.

Deferred Debt Issuance Costs

Deferred debt issuance costs include legal and bank issuance costs incurred in connection with issuance of debt, including costs associated with the issuance of our credit facilities, and are presented as a direct reduction from the carrying amount of debt. These debt issuance costs are deferred and amortized to expense over the term of the debt and are included as a component of interest expense. When debt is paid prior to its scheduled maturity date or the underlying terms are materially modified, the remaining carrying value of deferred debt issuance costs, along with certain other payments to lenders, is included in loss on early extinguishment of debt.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or pay to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In evaluating the fair value of both financial and non-financial assets and liabilities, we use the accounting guidance that establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels, which are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Valuations in this category are inherently less reliable than quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. These inputs cannot be validated by readily determinable market data and generally involve considerable judgment by management.

We use the highest level of observable market data if such data is available without undue cost and effort.

Derivative Instruments

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

On a quarterly basis, we assess the effectiveness of our designated hedges in offsetting the variability in the cash flows or fair values of the hedged assets or obligations via use of a statistical regression and hypothetical derivative approach. We discontinue hedge accounting prospectively when the derivative is not highly effective as a hedge, the underlying hedged transaction is no longer probable, or the hedging instrument expires, is sold, terminated or exercised.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, effective January 1, 2018 using the modified retrospective transition method. The information in this section describes our current revenue recognition policies. See “Newly Adopted Accounting Standards” below for additional information related to the adoption.

Our revenues primarily consist of operating lease revenues from room rentals, and, to a lesser extent, restaurants, billboards and cell towers, which are accounted for under GAAP in accordance with lease accounting standards. Room revenue is recognized as earned on a daily basis, net of customer incentive discounts, cash rebates, and refunds.  Revenue related to operating leases with a term in excess of one year are recognized on a straight-line basis over the life of the respective lease agreement.

Other revenues include revenues generated by the incidental support of hotel operations for hotels and are recognized under the revenue accounting standard as the service obligation is completed.

Equity-Based Compensation

We have a stock-based incentive award plan for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in our consolidated statements of operations. We measure stock-based compensation at the estimated fair value on the grant date and recognize the amortization of stock-based compensation expense over the requisite service period. Fair value is determined based on grant date fair value.  We recognize forfeitures as they occur.

Income Taxes

We are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as, a REIT, for U.S. federal income tax purposes beginning with our tax year ending December 31, 2018 and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for purposes of determining the annualized effective tax rate applied to the six months ended June 30, 2018 related to our REIT activities.

We are, and will continue to be, subject to U.S. federal income tax on taxable sales of built-in gain property (representing property with an excess of fair value over tax basis held by us on May 30, 2018) during the five-year period following our election to be taxed as a REIT. In addition, we may be subject to state and local taxes and non-U.S. income tax on foreign held REIT activities. Further, our taxable REIT subsidiaries are generally subject to U.S. federal, state and local, and foreign income taxes (as applicable).

Through May 30, 2018, LQH Parent will file a federal income tax return, as well as certain state tax returns where we filed on a combined basis, and foreign tax filings, as applicable.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the one year measurement period permitted by SAB 118.

Concentrations of Credit Risk and Business Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents. We utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We also monitor the credit-worthiness of our customers and financial institutions before extending credit or making investments.

Lodging operations are particularly sensitive to adverse economic and competitive conditions and trends, which could adversely affect the Company’s business, financial condition, and results of operations.

Geographic concentrations, which potentially subject us to concentrations of business risk, relate primarily to locations of hotels and the revenue recognized in various states within the U.S. We have a concentration of hotels operating in Texas, Florida and California.

The percentages of our total revenues, excluding revenue from discontinued operations, from these states for the six months ended June 30, 2018 and 2017 are as follows:

	For the six months ended
	June 30, 2018	June 30, 2017

Texas	23%	21%
Florida	15%	19%
California	10%	10%
Total	48%	50%

Segment Reporting

Our hotels have similar economic characteristics and customers across all geographic locations, and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregated basis. As a result, we have concluded that we have one reportable business segment.

Principal Components of Expenses

Rooms — These expenses include hotel expenses of housekeeping, reservation systems, room and breakfast supplies and front desk costs.

Other departmental and support — These expenses include labor and other expenses that constitute non-room operating expenses, including parking, telecommunications, on-site administrative departments, sales and marketing, recurring repairs and maintenance and utility expenses.

Property tax, insurance and other — These expenses consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and insurance.

Management and royalty fees — Management fees represent fees paid to third parties and are computed as a percentage of gross revenue.  Royalty fees are generally computed as a percentage of rooms revenues. In connection with the spin-off, we entered into new management and franchise agreements, refer to Note 9, “Commitments and Contingencies” for additional information.

Corporate general and administrative — These expenses include off-site general and administrative expenses, consisting primarily of compensation, contract labor expense for our corporate staff, professional fees, travel expenses, and office administrative and related expenses.

Other, net — These expenses include losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset.

Newly Issued Accounting Standards

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This guidance updates ASU 2016-02 Leases and provides entities an additional, optional transition method of initially applying the new lease standard at the adoption date and recognizing cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, with comparative periods continuing to be presented in accordance with current GAAP. Previously, ASU 2018-02 required the new standard to be adopted on a modified retrospective basis. The Company is currently evaluating which option to elect.

In June 2018, the FASB issued ASU 2018-07, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company accounts for its share-based payments to members of its board of directors in the same manner as share-based payments to its employees. Other than to members of our board of directors, the Company does not award share-based payments to any nonemployees. The guidance is effective for periods beginning after December 15, 2018. Early adoption is allowed.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The guidance will apply to our trade receivables, notes receivable, net investments in leases and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Historically, credit losses have not been material to the Company. We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures but do not expect the implementation of this guidance to have a material impact on our condensed consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), regarding the accounting for leases for both lessees and lessors. In July 2018, ASU 2016-02 was amended, providing another transition method by allowing companies to initially apply the new lease standard in the year of adoption and not the earliest comparative period. The lease standard amendment also provided a practical expedient for an accounting policy election for lessors, by class of underlying asset, to not separate nonlease components from the associated lease components, similar to the practical expedient provided for lessees. The lessor practical expedient is only available if the timing and pattern of transfer are the same for the nonlease and lease components and the lease components, if accounted for separately, would be classified as an operating lease.

Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, adjusted for any initial direct costs of the lease, lease incentives or early lease payments, where applicable. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line rent expense (similar to current operating leases) while finance leases will result in interest and amortization expense (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. The new standard may be adopted using a modified retrospective transition and provides for certain practical expedients. We are evaluating the impact of ASU 2016-02 on our consolidated financial statements, where we believe the primary impact as a lessee will relate to leases where we are the ground lessee.

Under current lessor accounting, a real estate lease could only be a sales-type lease if ownership of the real estate was transferred to the lessee. With the adoption of ASU 2016-02, there will no longer be an exclusion for real estate leases, where the same classification guidance applies as with all other leases. We are currently evaluating how this guidance would apply to lessor classification. If, as lessor, our real estate leases would be classified as sales-type leases, the real estate asset would be eliminated, a net investment asset would be recognized generally equal to the present value of the minimum lease payments plus the unguaranteed residual value and a selling profit or loss recorded. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is primarily consistent with the Company’s existing policies.

In light of the recently issued lease standard amendment and the new practical expedients, we continue to evaluate the impact of the new leasing standard. We plan to adopt the new standard effective January 1, 2019.

Newly Adopted Accounting Standards

Effective January 1, 2018, we adopted FASB Topic 606. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for incidental hotel revenue will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard where we recorded a net reduction to opening retained earnings of approximately $15 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, which relates primarily to our discontinued operations.

Effective January 1, 2018, we adopted FASB ASU 2017-05, which requires the derecognition of a business in accordance with ASC 810, Consolidations, including instances in which the business is considered in substance real estate. In cases where a controlling interest in real estate was sold but a noncontrolling interest is retained, we may record a gain or loss related to both the sold and retained interests. The adoption of this standard did not have an impact on our condensed consolidated financial statements, but depending on future transactions, may in the future.

Effective January 1, 2018, we adopted FASB ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the SEC allowing for the recognition of provisional amounts in the financial statements as a result of the Tax Act that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the Tax Act. The Company has applied and continues to apply the guidance in this update within its financial statements.

Effective January 1, 2018, we adopted FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Act from accumulated other comprehensive income into retained earnings. The adoption of this statement did not have a material effect on our financial statements.

Effective January 1, 2018, we adopted FASB ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. The adoption of this statement did not have a material effect on our financial statements.

Effective January 1, 2018 we adopted FASB ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. This standard is applied on a prospective basis.  The adoption of this statement did not have a material effect on our financial statements.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1, LQH Parent completed the separation of its real estate business, CorePoint, from the franchise and management business. The spin-off of CorePoint was made as part of a plan approved by LQH Parent’s board of directors to spin off LQH’s real estate business into a stand-alone, publicly traded company prior to the merger of LQH Parent with a wholly owned subsidiary of Wyndham Worldwide. To complete the spin-off, LQH Parent distributed to its stockholders all of the outstanding shares of CorePoint common stock. Each holder of LQH Parent common stock received one share of CorePoint common stock for each share of LQH Parent common stock held  by such holder as of 5:00 p.m., Eastern Time, on the record date, after giving effect to a reverse stock split, whereby each share of the common stock of LQH Parent (par value $0.01) was reclassified and combined into one half of a share of the common stock of LQH Parent (par value $0.02) (the “Reverse Stock Split”). Immediately following the spin-off, pursuant to the terms of the merger agreement LQH Parent became a wholly-owned subsidiary of Wyndham Worldwide and each share of LQH Parent common stock (after giving effect to the Reverse Stock Split) was converted into the right to receive $16.80 per share in cash (after giving effect to the Reverse Stock Split), without interest. The merger consideration is in addition to the shares of CorePoint common stock that the LQH Parent stockholders received in the distribution, as described above. Wyndham Worldwide repaid $715 million of LQH Parent’s debt net of cash and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the spin-off. The completion of the spin-off, followed by the completion of the merger, occurred on May 30, 2018.

Immediately following the spin-off, LQH Parent did not own any shares of any class of CorePoint outstanding common stock. In connection with the spin-off, CorePoint had entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) in January 2018 and entered into several other agreements with LQH Parent prior to consummation of the spin-off. These agreements set forth the principal transactions required to effect CorePoint’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint and LQH after completion of the spin-off. These agreements include, among others:

•

an Employee Matters Agreement, dated January 7, 2018, between LQH and CorePoint, which governs certain obligations of LQH and CorePoint with respect to current and former LQH employees, including certain compensation and benefits obligations, the treatment of certain equity awards, and the allocation of certain employee-related assets and liabilities between LQH and CorePoint;

•

a Tax Matters Agreement, dated May 30, 2018, between LQH and CorePoint, which governs LQH’s and CorePoint’s respective rights, responsibilities and obligations with respect to tax liabilities, tax attributes, the preparation and filing of tax returns, tax contests, and certain other tax matters, including a two-way adjustment to the extent LQH’s estimated tax liability as a result of the spin-off and related transactions is greater or less than an agreed-upon reserve amount set forth in the Tax Matters Agreement;

•	Hotel Management Agreements and Franchise Agreements governing the ongoing relationship between LQH, as operator of CorePoint’s hotels, and CorePoint as the owner of such hotels; and
•

a Transition Services Agreement, dated May 30, 2018, between LQH and CorePoint, pursuant to which each party will provide certain services to the other party for an interim period following the spin-off.

Notwithstanding the legal form of the spin-off, for accounting and financial reporting purposes, LQH Parent is presented as being spun-off from CorePoint (a “reverse spin”). This presentation is in accordance with GAAP and is primarily a result of the relative significance of CorePoint’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Therefore, CorePoint Lodging Inc. is considered the divesting entity and treated as the “accounting successor,” and LQH Parent is the “accounting spinnee” and “accounting predecessor” for financial reporting purposes.

In accordance with ASC 205-20 Presentation of Financial Statements – Discontinued Operations, effective with the closing of the spin-off on May 30, 2018, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the hotel franchise and hotel management business have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of December 31, 2017.

Because the separation was a spin-off among shareholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of the Company’s former hotel franchise and hotel management accounts are removed at their historical cost with an offsetting amount to stockholders’ equity. As of June 30, 2018, the Company recorded a $746 million adjustment in stockholders’ equity from the spin-off. The amount recognized will be impacted in future reporting periods as the amount recorded is preliminary pending the finalization of various items including the final determination of the tax liabilities associated with the transaction and the settlement of other remaining considerations with Wyndham Worldwide. As these matters are finalized pursuant to the transaction agreements, the Company will record an adjustment to its cash balance with an offsetting amount to stockholders’ equity. Additionally, as the spin-off was a taxable spin, Wyndham Worldwide reserved $240 million to cover the tax payment for the spin transaction.  Any residual amount of the reserve above the tax payment will be remitted to the Company. As these tax valuations are completed and the estimates are refined and finalized, the impact of the reorganization and separation from La Quinta Holdings Inc. on stockholders’ equity will be adjusted.

Results of Discontinued Operations

The following table summarizes the results of the hotel franchise and hotel management business which are presented as discontinued operations (in millions).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$25	$38	$58	$69
OPERATING EXPENSES
General, administrative and marketing	36	30	64	58
Depreciation and amortization	2	2	4	4
Total Operating Expenses	38	32	68	62
Operating Income (Loss)	(13)	6	(10)	7
OTHER EXPENSES:
Interest expense	(6)	(9)	(15)	(17)
Loss on extinguishment of debt	(7)	—	(7)	—
Total Other Expenses	(13)	(9)	(22)	(17)
Loss Before Income Taxes	(26)	(3)	(32)	(10)
Income tax benefit	6	1	7	4
Loss from Discontinued Operations, net of tax	$(20)	$(2)	$(25)	$(6)

The following table presents the carrying amounts of the major classes of assets and liabilities of LQH Parent that were included in discontinued operations as of December 31, 2017:

December 31, 2017
(in millions)
ASSETS
Assets:
Total real estate, net	$49
Intangible assets, net of accumulated amortization	171
Accounts receivable	24
Other assets	36
Total Assets	$280
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$696
Accounts payable and accrued expenses	109
Other liabilities	21
Deferred tax liabilities	20
Total Liabilities	$846

In connection with the spin-off, CorePoint made a cash payment to LQH Parent of approximately $1.002 billion (the “Cash Payment”), immediately prior to and as a condition of the spin-off. The Cash Payment was to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of the merger, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing Term Facility (as defined below).

As permitted under GAAP, the Company has elected not to adjust the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and June 30, 2017 to exclude cash flows attributable to discontinued operations. As such, the following table presents selected financial information of LQH Parent included in the condensed consolidated statements of cash flows:

	For the Six months ended June 30,
	June 30, 2018	June 30, 2017
	(in millions)
Non-cash items included in net income (loss):
Depreciation and amortization	$4	$4
Amortization of deferred costs	1	1
Loss on extinguishment of debt	7	—
Equity based compensation expense	4	4

Investing activities:
Capital expenditures	$11	$12

NOTE 4. INVESTMENTS IN REAL ESTATE

Depreciation and amortization expense related to property and equipment was $39 million and $34 million for the three months ended June 30, 2018 and 2017 respectively. Depreciation and amortization expense related to property and equipment was $76 and $68 million for the six months ended June 30, 2018 and 2017, respectively. Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

NOTE 5. OTHER ASSETS

Other assets include the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in millions)
Assets held for sale	$5	$9
Lenders escrow	15	—
Intangible assets	5	5
Other assets	30	18
Total other assets	$55	$32

As of December 31, 2017, three hotels were classified as assets held for sale. The sale of these assets does not represent a major strategic shift and does not qualify for discontinued operations reporting. During the first quarter of 2018, one of these hotels was sold for $4 million, net of transaction costs, resulting in a gain of $1 million. Subsequent to the end of the second quarter of 2018, one of these hotels was sold for $2 million, net of transaction costs. The remaining hotel is expected to be sold before the end of 2018.

NOTE 6.  DEBT

Debt as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
	(in millions)
CMBS Facility	$1,035	$—
Revolving Facility	25	—
Term Facility	—	1,003
	1,060	1,003
Less deferred debt issuance costs and original issue discount	(28)	(11)
Total debt, net (1)	$1,032	$992

(1)

As of June 30, 2018 and December 31, 2017, the 30 day United States dollar London Interbank Offering Rate (“LIBOR”) was 2.09% and 1.56%, respectively. As of June 30, 2018, the interest rate, maturity date and principal payments on the CMBS Facility (as defined below) and Term Facility (defined below) were as follows:

•

The interest rate for the CMBS Facility through June 30, 2018 was LIBOR with a floor of 0.0% plus a spread of 2.75%. Interest expense on the CMBS Facility for the three and six months ended June 30, 2018 was approximately $6 million. Included in the CMBS Facility, as of June 30, 2018 is the deduction of debt issuance costs of $28 million, net of amortization. As of June 30, 2018, we had $5 million in accrued interest included within accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

•	The interest rate for the Revolving Facility is, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 3.5% or LIBOR rate plus a margin of 4.5%.
•	In connection with the consummation of the merger, on May 30, 2018, all outstanding amounts under the Term Facility were repaid in full.
•

The interest rate for the Term Facility from January 1, 2018 to March 6, 2018, was LIBOR with a floor of 1.0% plus a spread of 2.75%. As of March 6, 2018, the rate increased to LIBOR with a floor of 1.0% plus a spread of 3.0% for the period from March 6, 2018 to May 30, 2018. Included in the Term Facility as of December 31, 2017 is an unamortized original issue discount of $3 million. Interest expense on the Term Facility for the three and six months ended June 30, 2018 was approximately $8 million and $19 million, respectively. Interest expense on the Term Facility for the three and six months ended June 30, 2017 was approximately $10 million and $21 million, respectively. Included in the Term Facility, as of December 31 ,2017 is the deduction of debt issuance costs of $8 million, net of amortization. As of December 31, 2017, we had $9 million in accrued interest included within accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Extinguishment of debt

In connection with the spin-off and merger, on May 30, 2018, we entered into the CMBS Loan Agreement and used the proceeds to repay or discharge existing loans (“Term Facility”) related to the properties covered by the facility.  During the six months ended June 30, 2018, we recorded a $10 million loss related to the extinguishment of the Term Facility. The losses included the write-off of unamortized debt issuance costs and original issuance discount.

CMBS Facility

On May 30, 2018, certain indirect wholly-owned subsidiaries of CorePoint (collectively, the “CorePoint CMBS Borrower”), CorePoint TRS L.L.C (the “Operating Lessee”), and CorePoint Operating Partnership L.P. (the “CorePoint OP”) entered into a Loan Agreement (the “CMBS Loan Agreement”), pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for 307 owned and ground leased hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”). The proceeds from the CMBS Facility were used to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of the merger, Wyndham repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing Term Facility. The CMBS Facility has an initial term of two years, with five extension options of twelve months each exercisable at the CorePoint CMBS Borrower’s election provided that CorePoint CMBS Borrower provide Lender at least 30 days’, but not more than 120 days’, notice, there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement.

As long as LIBOR is able to be determined, the CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR (rounded to the nearest 1/1000th of a percent subject to a floor of 0.00%) and (ii) 2.75% per annum for the first 5 years of the term, 2.90% for the 6th year of the term and 3.00% for the 7th year of the term.

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

The CMBS Facility includes certain customary affirmative and negative covenants and events of default, including, among other things, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of June 30, 2018, the Company is in compliance with these covenants.

At the closing of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account approximately $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, revenues to be distributed to the CorePoint CMBS Borrower will be required to be deposited first into a segregated account under the control of the CMBS Facility lender (the “Clearing Account”). All cash in the Clearing Account will be transferred to an account under the control of the Operating Lessee as long as (i) there is no event of default under the loan or (ii) the debt yield for the CMBS Facility (calculated based on the outstanding principal balance of the CMBS Facility) does not fall below (x) 12.33% for the first five years of the CMBS Facility loan term or (y) 12.83% for the sixth and seventh years of the CMBS Facility loan term, in each case for two consecutive calendar quarters. Upon the occurrence and continuation of either (i) or (ii) above, all cash in the Clearing Accounts will be transferred to an account under the control of the lender to be applied to payment of all monthly amounts due under the CMBS Facility loan documents including, but not limited to, debt service for the CMBS Facility and the Revolving Facility, agent fees and expenses, required ongoing reserves, property operating expenses, sales and use taxes and custodial fees. The remaining funds will be deposited into an excess cash flow account, also under the control of the lender, which funds will be available to the CorePoint CMBS Borrower, provided there is no event of default under the loan for payment of, among other things, various operating expenses and dividends, distributions and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower.

As required by, and in connection with CorePoint Lodging’s entry into the CMBS Loan Agreement (defined below), we entered into an interest rate cap agreement on May 30, 2018 with a notional amount of $1.035 billion and a LIBOR rate cap of 3.25% that expires on July 15, 2020 (the “Interest Rate Cap Agreement”). The Interest Rate Cap Agreement is for a period equal to the existing term of the CMBS Facility and has a notional amount equal to or greater than the then outstanding principal balance of the CMBS Facility. The Company did not designate the interest rate cap as a hedge.

Revolving Facility

Also on May 30, 2018, the CorePoint Revolver Borrower and CorePoint OP entered into the Revolver Credit Agreement providing for the $150 million Revolving Facility, of which $25 million was drawn upon consummation of the spin-off. The Revolving Facility will mature on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility.

The interest under the Revolving Facility will be, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 3.50% or a LIBOR rate plus a margin of 4.50%. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. Additionally, there is a commitment fee payable at the end of each quarter equal to 0.50% of unused commitments under the Revolving Facility and customary letter of credit fees.

The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults. The Revolving Facility also contains a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility. As of June 30, 2018, the Company is in compliance with these covenants.

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

NOTE 7.  PREFERRED STOCK

In connection with La Quinta’s internal reorganization prior to the spin-off, the Company issued 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A preferred stock”), to La Quinta Intermediate Holdings, L.L.C., a wholly owned subsidiary of La Quinta. Such securities were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving a public offering. La Quinta Intermediate Holdings, L.L.C. privately sold all of the Series A preferred stock to an unrelated third-party investor immediately prior to the completion of the spin-off.

On May 30, 2018, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary (the “Articles Supplementary”) regarding certain rights of the shares of the Series A preferred stock. The Series A preferred stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. We pay a cash dividend on the Series A preferred stock equal to 13% per annum, payable quarterly. If either our leverage ratio exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A preferred stock, we will be required to pay a cash dividend on the Series A preferred stock equal to 15% per annum. Our dividend rate on the Series A preferred stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A preferred stock. The Series A preferred stock are senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company.

Holders of Series A preferred stock generally have no voting rights. However, the Articles Supplementary provided that, without the prior consent of the holders of a majority of the outstanding shares of Series A preferred stock, we are prohibited from (i) issuing any capital stock ranking senior to or on parity with the Series A preferred stock, (ii) authorizing or issuing any additional shares of Series A preferred stock, (iii) amending our charter in any manner that would adversely affect the Series A preferred stock, or (iv) entering into, amending or altering any provision of any agreement in a manner that could reasonably be expected to be material and adverse to the Series A preferred stock. The holders of the Series A preferred stock also have exclusive voting rights on any amendment to our charter that would alter the contract rights of only the Series A preferred stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A preferred stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the preferred stock on the tenth anniversary of its issuance or following a change of control, the preferred shareholders may designate a representative to attend meetings of our board of directors as a non-

voting observer until all unpaid preferred stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable.

The Series A preferred stock is mandatorily redeemable by us upon the tenth anniversary of the date of issuance. Beginning on the seventh anniversary of the issuance of the Series A preferred stock, we may redeem the outstanding Series A preferred stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the Series A preferred stock may also require us to redeem the Series A preferred stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon (and a premium if the change of control occurs prior to the seventh anniversary of the issuance of the Series A preferred stock).

Shares of the Series A preferred stock may not be transferred until the date that is six months after the date of issuance of the Series A preferred stock and then only in tranches having an aggregate liquidation value of at least $2.5 million.

On August 13, 2018, the Company filed with the State Department of Assessments and Taxation of Maryland Articles of Amendment (the “Articles of Amendment”) to the Articles Supplementary for the Series A preferred stock, to, among other things, remove the consent right of holders of shares of the Series A preferred stock over designations or issuances by us of any class or series of our stock ranking on parity with the Series A preferred stock, and instead provide such holders with certain preemptive rights over issuances of such parity stock. As required under the Articles Supplementary, the holders of a majority of the Series A preferred stock approved the Articles of Amendment. Due to the fact that the preferred stock is mandatorily redeemable by us, it is classified as a liability on the accompanying condensed consolidated balance sheet as of June 30, 2018. Dividends on these preferred shares are classified as interest expense in the accompanying condensed consolidated statements of operations.

NOTE 8. FAIR VALUE MEASUREMENTS

The carrying amount and estimated fair values of our financial assets and liabilities were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Debt - CMBS Facility(1)(2)	$1,007	$1,007	$—	$—
Debt - Revolver(1)	25	25	—	—
Interest rate caps (3)	1	1	—	—
Debt - Term Facility(1)(4)(2)	—	—	992	1,007
Interest rate swaps (3)	—	—	1	1
Mandatorily redeemable preferred shares(1)	15	15	—	—

(1)	Classified as Level 3 under the fair value hierarchy.
(2)	Carrying amount includes deferred debt issuance costs of $28 million as of June 30, 2018.
(3)	Classified as Level 2 under the fair value hierarchy.
(4)	Carrying amount includes deferred debt issuance costs of $14 million as of December 31, 2017.

We believe the carrying amounts of our cash and cash equivalents and lenders escrow approximated fair value as of June 30, 2018 and December 31, 2017, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances.

Considerable judgment is necessary to interpret market data and develop estimated fair values. Proper placement of fair value measurements within the valuation hierarchy is considered each reporting period. The use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

The fair values of interest rate swaps and interest cap are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each instrument. This analysis reflects the contractual terms of the agreements, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

We estimate the fair value of our debt and mandatorily redeemable preferred stock by using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Hotel Management and Operating License Agreements

Management Fees

On May 30, 2018, the Company entered into management agreements with La Quinta Management L.L.C (“LQM”), whereby it pays a fee equal to 5% of total gross revenues, as defined, which is classified as management and royalty fees in the accompanying condensed consolidated statements of operations.

LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. We have consultative and limited approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel. We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees and other costs that the manager incurs to operate the hotels.  The term of the management agreements is 20 years, subject to two renewals of five years each, at the LQM’s option.

Franchise Fees

In connection with the spin-off, we entered into franchise agreements with La Quinta Franchising LLC (“LQ Franchising”). Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. As of June 30, 2018, 315 of our franchise agreements were with LQ Franchising. In the second quarter of 2018, one hotel transitioned to a Baymont branded hotel.

Our franchise agreements require that we pay a 5% royalty fee on gross rooms revenue. The royalty fee is included within management and royalty fees in the accompanying condensed consolidated statements of operations. The term of the franchise agreements is 20 years from the opening date, subject to one renewal of ten years, at the franchisor’s option.

In addition to the royalty fee, the LQ Franchising agreement includes a reservation fee of 2% of gross room revenues, a marketing fee of 2.5% of gross room revenues, a loyalty program fee of 5% of eligible room night revenue, and other miscellaneous ancillary fees.  The Baymont franchise agreement includes a reservation fee of 1.5% of gross room revenues, a marketing fee of 2% of gross room revenues, a loyalty program fee of 5% of eligible room night revenue, and other miscellaneous ancillary fees.  Reservation fees are included within room expense in the accompanying condensed consolidated statements of operations.  The marketing fee and loyalty program fees are included within other departmental and support in the accompanying condensed consolidated statements of operations.

Litigation

We are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and intellectual property claims. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our condensed consolidated financial condition, results of operations or our cash flows taken as a whole.

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

Tax Contingencies

We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (“IRS”) is currently auditing the tax returns of La Quinta Corporation, one of our former REITs, and BRE/LQ Operating Lessee Inc., one of our former taxable REIT subsidiaries, in each case for the tax years ended December 31, 2010 and 2011. We received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to us on June 2, 2014. We submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss carryforwards for the taxable REIT subsidiary for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. We disagree with the IRS’ position with respect to rents charged by the REIT to its taxable REIT subsidiary and have appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by our taxable REIT subsidiary under the lease, we engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Code and applicable Treasury Regulations. Attorneys and others representing the Company conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to IRS Appeals Office and provided to us on August 18, 2015, we submitted responses dated September 3, 2015 and October 1, 2015.

Our most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of June 30, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  We have received several draft notices of proposed adjustment proposing a transfer-pricing related assessment of approximately $18 million for 2013 and adjustments to our net operating losses for the years 2006 through 2009.  The IRS has since indicated that it will not pursue the transfer-pricing adjustment. On August 8, 2017, the IRS issued a 30-Day Letter, in which it is proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. On September 26, 2017, we furnished a timely protest to the IRS exam team. They have since indicated that they intend to furnish a rebuttal to our protest, at which time the matter will be referred to the IRS Appeals Office. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of June 30, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

Purchase Commitments

As of June 30, 2018, we had approximately $19 million of purchase commitments related to certain continuing redevelopment and renovation projects and other commitments.

NOTE 10. INCOME TAXES

The Company intends to elect REIT status with the filing of its tax return for the period May 31, 2018 through December 31, 2018.  To qualify as a REIT, the Company must meet a number of organizational, operational, and distribution requirements. As a REIT, the Company is generally not subject to federal corporate income taxes on the portion of its net income that is currently distributed to its shareholders. To the extent the Company does not distribute 100% of its taxable income for any year in which it has elected REIT status, the Company will be subject to income tax on the undistributed taxable income.  It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT, including the requirement to distribute its taxable income. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four taxable years subsequent to the year of an uncured REIT qualification failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company's TRS is subject to federal, state and local income taxes at normal corporate rates.

The Company recorded a provision for federal, state and foreign income tax expense of approximately $2 million and $14 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded a provision for federal, state and foreign income tax expense of approximately $1 million and $19 million for the six months ended June 30, 2018 and 2017, respectively. The provision for the three and six month periods ended June 30, 2018 and 2017 differs from the statutory federal tax rates of 21% and 35%, respectively, primarily due to the impact of state income taxes, the impact of certain costs relating to the separation of our franchise and management business from our owned real estate assets that are not deductible for income tax purposes, and the impact on the determination of the annualized effective tax rate as a result of the election of REIT status.

NOTE 11. EQUITY-BASED COMPENSATION

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

In connection with the spin-off, the Company entered an agreement with LQH Parent to modify all outstanding awards granted to the employees of LQH Parent. Under the agreement, holders of LQH restricted stock awards and LQH restricted stock units received restricted shares and restricted stock units of CorePoint common stock.  Holders of LQH performance share units received CorePoint restricted stock awards.

Share-based compensation awards of employees remaining at La Quinta were adjusted in accordance with the anti-dilution provisions of the La Quinta Incentive Plan with the intent to preserve the intrinsic value of the original awards. The adjustments were determined by comparing the fair value of such awards immediately prior to the spin-offs to the fair value of such awards immediately after the spin-offs. Equity awards that were adjusted generally remain subject to the same vesting, expiration and other terms and conditions as applied to the awards immediately prior to the spin-offs.

Treatment of LQH Parent Outstanding Equity Awards

With respect to LQH Parent equity-based compensation awards that were outstanding under the LQH Incentive Plan on the distribution date, the Employee Matters Agreement entered into with LQH Parent, generally provides that, as of the separation, holders of such awards will be entitled to receive CorePoint equity-based compensation awards in amounts based on the distribution ratio. Generally, all such CorePoint equity-based compensation awards (except for the LQH PSUs, as described below) retain the same terms and vesting conditions as the original LQH Parent equity-based compensation awards to which such awards relate.

Treatment of LQH RSAs. At the spin-off, each holder of an LQH RSA received a number of restricted shares of CorePoint common stock (each, a “CPLG RSA”) calculated by multiplying (i) the number of LQH RSAs subject to each grant by (ii) the distribution ratio, rounded up to the nearest whole share. The CPLG RSAs are subject to the same terms and conditions from and following the spin-off as the terms and conditions applicable to the corresponding LQH RSAs immediately prior to the spin-off and will vest subject to continued employment with LQH or CorePoint, as applicable.

Treatment of LQH RSUs. At the spin-off, each holder of an LQH RSU received a number of restricted stock units of CorePoint common stock (each, a “CPLG RSU”) calculated by multiplying (i) the number of LQH RSUs subject to each grant by (ii) the distribution ratio, rounded up to the nearest whole share. The CPLG RSUs are subject to the same terms and conditions from and following the spin-off as the terms and conditions applicable to the corresponding LQH RSUs immediately prior to the spin-off and will vest subject to continued service with LQH or CorePoint, as applicable.

Treatment of LQH PSUs. Immediately prior to the spin-off, each ongoing Performance Period (as defined in the applicable LQH PSU grant notice) relating to each then-outstanding LQH PSU was terminated, and the LQH PSUs were bifurcated into (i) a number of

LQH PSUs (expressed as a dollar value) calculated by multiplying (A) the target number of LQH PSUs (expressed as a dollar value) granted to the applicable holder by (B) a fraction, the numerator of which equaled the number of completed fiscal quarters between the commencement of the Performance Period applicable to such LQH PSU and the distribution date, and the denominator of which equaled the number of fiscal quarters in the Performance Period applicable to such LQH PSUs (the “Completed Period PSUs”), and (ii) a number of LQH PSUs (expressed as a dollar value) equal to the original target number of LQH PSUs awarded (expressed as a dollar value), less the number of corresponding Completed Period PSUs (expressed as a dollar value) (the “Remaining PSUs”).

Immediately prior to the spin-off, (i) a number of Completed Period PSUs (expressed as a dollar value) were deemed earned, based on the greater of (x) the level of achievement of applicable measures based on actual performance through the last completed fiscal quarter ending on or before the distribution date and (y) satisfaction of the applicable criteria at target levels, and (ii) a number of Remaining PSUs (expressed as a dollar value) were deemed earned based on satisfaction of the applicable criteria at target levels (in each case expressed as a dollar value and collectively, the “Banked PSUs”). Performance-based vesting with respect to the Banked PSUs was removed, and instead Banked PSUs will vest, subject to the holder’s continued employment with LQH or CorePoint, as applicable, through the last date of the original Performance Period to which such Banked PSUs relate. Any Completed Period PSU or Remaining PSU that was not earned as of the spin-off was forfeited without consideration as of such time.

Immediately prior to the spin-off, each Banked PSU were, by virtue of the spin-off, converted into a number of LQH RSAs equal to (i) the dollar value of such Banked PSU, divided by (ii) the Beginning Share Price (as such term is defined in the applicable LQH PSU grant notice) applicable to such Banked PSU, which LQH RSAs will be subject to the same vesting terms as the Banked PSU to which such LQH RSAs relate. Such converted LQH RSAs will be subject to the same treatment as set forth above with respect to LQH RSAs.

Continued Vesting. Following the spin-off, a grantee who has outstanding equity-based compensation awards under the LQH Incentive Plan and/or replacement equity-based compensation awards under our Omnibus Incentive Plan will be considered to have been employed by LQH or CorePoint, as applicable, prior to the spin-off, and to the extent such grantee continues to be employed by either LQH or CorePoint following the spin-off, after the spin-off, for purposes of (i) vesting and (ii) determining the date of termination of employment as it applies to any such award. Neither the transfer of employment to CorePoint nor the spin-off will constitute a “termination” under the LQH Incentive Plan.  The compensation expense related to the grants made under the LQH Incentive Plan and/or replacement equity-based compensation award for the employees of LQH post the spin-off date is incurred by LQH.  The compensation expense related to the grants made under the LQH Incentive Plan and/or replacement equity-based compensation award for the employees of CorePoint is incurred by CorePoint.

For the three and six months ended June 30, 2018, we recognized $1 million and $2 million, respectively, of equity-based compensation expense in continuing operations. For the three and six months ended June 30, 2017, we recognized $2 million and $4 million, respectively, of equity-based compensation expense in continuing operations.

For the three and six months ended June 30, 2018, we recognized $1 million and $4 million, respectively, of equity-based compensation expense in discontinued operations. For the three and six months ended June 30, 2017, we recognized $2 million and $4 million, respectively, of equity-based compensation expense in discontinued operations.

The following table summarizes the activity of our RSAs during the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2018	512,117	$25.90
Granted	633,241	27.89
Conversion of the performance units upon completion of the spin-off	423,510	27.92
Vested	(421,123)	26.41
Forfeited	(5,737)	27.45
Unvested at June 30, 2018	1,142,008	$27.59

NOTE 12. RELATED PARTY TRANSACTIONS

LQH Parent

As discussed in Note 3, CorePoint entered into the Separation and Distribution Agreement in January 2018 and entered into several other agreements with LQH Parent prior to consummation of the spin-off. These agreements set forth the principal transactions required to effect CorePoint Lodging’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint Lodging and La Quinta after completion of the spin-off. These agreements also include arrangements with respect to transitional services to be provided by LQH Parent to CorePoint Lodging. In addition, prior to the spin-off, CorePoint Lodging entered into agreements, including long-term hotel management and franchise agreements for each of its hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off.

In connection with the spin-off, CorePoint made the Cash Payment to LQH Parent of approximately $1.002 billion, immediately prior to and as a condition of the spin-off. The Cash Payment was to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of LQH Parent’s merger with a subsidiary of Wyndham Worldwide, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing Term Facility.

Other Related Parties

Prior to April 14, 2014, LQH and predecessor entities were owned and controlled by Blackstone Real Estate Partners IV L.P. and affiliates (“BREP IV”) and Blackstone Real Estate Partners V L.P. and affiliates (“BREP V”). BREP IV and BREP V are affiliates of The Blackstone Group L.P. (collectivity, the “Funds” or “Blackstone”). As of June 30, 2018, Blackstone beneficially owned approximately 30.0% of our shares of common stock outstanding.

As of June 30, 2018, approximately $518 million of the aggregate principal amount of our CMBS Facility was held by affiliates of Blackstone. As of December 31, 2017, approximately $82 million of the aggregate principal amount of LQH’s Term Facility was held by affiliates of Blackstone. In connection with the consummation of LQH Parent’s merger with a subsidiary of Wyndham Worldwide, on May 30, 2018, all outstanding amounts under LQH’s Term Facility were repaid in full.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The fees paid for these products and services were approximately $2 million during the three months ended June 30, 2017. The fees paid for these products and services were approximately $1 million and $2 million during the six months ended June 30, 2018 and 2017, respectively.

NOTE 13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2018 and 2017 is summarized below:

	For the Six Months Ended June 30,
	2018	2017
	(in millions)
Supplemental cash flow information:
Interest paid during the period	$54	$39
Income taxes paid during the period, net of refunds	1	4
Supplemental non-cash disclosure:
Capital expenditures included in accounts payable	5	19
Cash flow hedge adjustment, net of tax	1	2
Receivable for capital assets damaged by casualty disasters	3	4

NOTE 14. EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. Dilutive securities include equity-based awards issued under long-term incentive plans, as discussed in Note 11.

The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods when we have net income. The mandatorily redeemable preferred shares are considered participating securities and would be subject to the two-class method, as these shares have rights to earnings that otherwise would have been available to common shareholder.  The income from continuing operations would be impacted by the amount of dividends declared in the current period and the amount of any unpaid cumulative dividends.  As there was a loss for the three and six months ended June 30, 2018, the impact of the mandatorily redeemable preferred shares dividends would be anti-dilutive.

As described in Note 1, on May 30, 2018, LQH Parent stockholders of record as of 5:00 p.m. Eastern time, on May 18, 2018, received one share of CorePoint common stock for each share of LQH Parent common stock held after giving effect to the Reverse Stock Split. Basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 is calculated using the weighted average number of basic, dilutive and anti-dilutive common shares outstanding during the periods, as adjusted for the one-to-two distribution ratio.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions, except per share data)
Numerator:
Income (loss) from Continuing Operations, net of tax	$(28)	$19	$(38)	$24
Loss on Discontinued Operations, net of tax	(20)	(2)	(25)	(6)
Net income (loss) attributable to CorePoint Lodging's stockholders	$(48)	$17	$(63)	$18
Denominator:
Weighted average number of shares outstanding, basic	58.3	57.9	58.2	58.0
Weighted average number of shares outstanding, diluted	58.3	58.2	58.2	58.2

Basic and diluted earnings (loss) per share from continuing operations	$(0.48)	$0.32	$(0.65)	$0.41
Basic and diluted loss from discontinued operations	(0.34)	(0.03)	(0.43)	(0.10)
Basic and diluted (loss) earnings per share	$(0.82)	$0.29	$(1.08)	$0.31

For the three and six month periods ended June 30, 2018, approximately 0.7 million shares and 0.6 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.  For the three and six month periods ended June 30, 2017, approximately 0.4 million shares and 0.3 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

NOTE 15. SUBSEQUENT EVENTS

On August 6, 2018, the Company announced that its Board of Directors declared a cash dividend of $0.067 per share of common stock with respect to the second quarter of 2018. This dividend is payable on September 14, 2018 to stockholders of record as of the close of business on August 30, 2018.

On August 2, 2018, we repaid the $25 million previously drawn on the Revolving Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the unaudited condensed consolidated financial statements of CorePoint Lodging and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of the Information Statement, as such risk factors may be updated from time to time in our periodic filings with the SEC. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

For purposes of the following discussion and unless otherwise indicated or the context otherwise requires, “we,” “our,” “us,” “CorePoint” and “CorePoint Lodging” refer to CorePoint Lodging Inc. and its consolidated subsidiaries in each case, after giving effect to the spin-off, including the internal reorganization and distribution; “LQH” refers to La Quinta Holdings Inc. and its consolidated subsidiaries; references to “LQH Parent” refer only to La Quinta Holdings Inc. exclusive of its subsidiaries, in each case before giving effect to the spin-off; “La Quinta” refers to La Quinta Holdings Inc. and its consolidated subsidiaries; and references to “La Quinta Parent” refer only to La Quinta Holdings Inc., exclusive of its subsidiaries, in each case after giving effect to the spin-off.   See “Overview—Basis of presentation” below.

Overview

Our business

CorePoint Lodging Inc. is a leading owner in the mid-scale and upper mid-scale select service hotel space, primarily under the La Quinta brand. Our portfolio, as of June 30, 2018, consisted of 316 hotels representing approximately 40,500 rooms across 41 states in attractive locations in or near employment centers, airports, and major travel thoroughfares. We primarily derive our revenues from owned hotel operations.

Strategic Priorities

CorePoint Lodging Inc. is positioned as the only publicly traded U.S. lodging REIT strategically focused on the ownership of mid-scale and upper mid-scale select-service hotels. Our strategic priorities include proactive asset management, value-enhancing investments, disciplined capital allocation, and maintaining a strong balance sheet.

Spin-off from LQH

On May 30, 2018, LQH Parent spun off of its real estate ownership business into an independent, publicly traded company as part of a plan approved by LQH Parent’s board of directors prior to the merger of LQH Parent with a wholly owned subsidiary of Wyndham Worldwide.

CorePoint Parent entered into a Separation and Distribution Agreement in January 2018 and several other agreements with La Quinta Parent prior to consummation of the spin-off. These agreements set forth the principal transactions required to effect CorePoint Lodging’s separation from La Quinta and provide for the allocation between CorePoint Parent and La Quinta Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint Lodging and La Quinta after completion of the spin-off. These agreements also include arrangements with respect to transitional services to be provided by La Quinta to CorePoint Lodging.

In addition, prior to the spin-off, CorePoint Lodging entered into agreements, including long-term hotel management and franchise agreements for each of its hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the spin-off. The unaudited condensed consolidated financial statements of CorePoint included herein do not reflect the effect of these new or revised agreements for the entirety of the periods presented and LQH’s historical expenses may not be reflective of CorePoint Lodging’s condensed consolidated results of operations, financial position and cash flows had it been a stand-alone company during the entirety of the periods discussed in the “Results of Operations” section below. Effective with the closing of the spin-off, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations

For U.S. federal income tax purposes, CorePoint Parent intends to make an election to be taxed as a REIT, effective May 31, 2018, with the filing of its U.S. federal income tax return for the year ending December 31, 2018. So long as CorePoint Parent qualifies as a REIT, it generally will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its stockholders. To qualify as a REIT for U.S. federal income tax purposes, CorePoint Parent must continually satisfy tests concerning, among other things, the real estate qualification of sources of its income, the composition and values of its assets, the amounts it distributes to its stockholders and the ownership of its stock. In order to comply with REIT requirements, CorePoint Parent may need to forego otherwise attractive opportunities and limit its expansion opportunities and the manner in which it conducts its operations. See “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” in the Information Statement.

Consistent with CorePoint Parent’s intent to elect to be treated as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2018 and thereafter, CorePoint Parent intends to make quarterly distributions to its stockholders in amounts that meet or exceed the requirements to qualify and maintain its qualification as a REIT and to avoid corporate level taxation. Prior to making any distributions for U.S. federal tax purposes or otherwise, CorePoint Parent must first satisfy its operating and debt service obligations. Although CorePoint Parent currently anticipates that its estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs to avoid corporate level taxation, it is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

Basis of presentation

Notwithstanding the legal form of the spin-off, for accounting and financial reporting purposes, the spin-off is presented as a reverse spin. This presentation is in accordance with generally accepted accounting principles in the United States (“GAAP”)  and is primarily a result of the relative significance of CorePoint Parent’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Further, LQH has been determined to best represent the predecessor entity to CorePoint Parent. Therefore, our historical financial statements presented herein and in our future filings, with respect to periods prior to the spin-off, are represented by the historical financial statements of LQH, presenting La Quinta Parent as discontinued operations.

Hurricane Harvey and Hurricane Irma

During the third quarter of 2017, two major hurricanes made landfall impacting areas serviced by our hotels. In August 2017, Hurricane Harvey lingered over Texas and parts of Louisiana causing widespread flooding and associated damage. In September 2017, Hurricane Irma made its way up Florida’s west coast causing widespread wind damage, flooding and power outages. Many of our hotels in affected areas were impacted by the storms, including property damage, damage to infrastructure surrounding the hotels and business interruption. The storms impacted and will continue to impact in the near term, our revenues, expenses and gains and losses. Hurricanes Harvey and Irma had a meaningful impact on our business in the third and fourth quarters of 2017, as well as the first half of 2018.

As of June 30, 2018, approximately three percent of our rooms remain out of service due to hurricane damage. We continue to work closely with our insurance adjusters, claims adjusters and construction staff to bring the affected rooms back online as quickly as possible. Property and business interruption insurance claims will be made as determined through the evaluation process; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Capital expenditures will be made in order to restore these hotels to pre-hurricane condition and may be larger than normal due to the scope of the damage. Timing differences are likely to exist between the capital expenditures and insurance proceeds reflected in our financial statements.

Repositioning

In 2016, LQH Parent began a review of its owned hotel portfolio. This review of its owned hotel portfolio identified approximately 50 properties that, with the appropriate scope of capital investment and renovation, LQH Parent believed have the opportunity to re-position within a market, capturing occupancy and additional rate while being measured against new, higher quality competitive sets. LQH Parent began execution of a significant capital investment plan to invest more than $200 million in the hotels identified in the fourth quarter of 2016, with the start and completion dates for these projects being staggered through the end of 2018. The timing of the renovations has been sequenced with the goal of minimizing displacement, and maximizing readiness for peak demand seasons. As of June 30, 2018, the construction phase of the repositioning effort had been completed for 48 of these hotels.

Segment

We have one reportable segment, our ownership segment, which included 316 properties totaling approximately 40,500 rooms within the United States (“U.S.”) as of June 30, 2018. Our reportable segment is a component of the business which is managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. Our reportable segment derives its earnings from the operation of owned hotel properties located in the United States.

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR (as defined below). The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. The profits realized by us are generally significantly affected by economic downturns and declines in revenues. See also “—Key components and factors affecting our results of operations—Expenses” below and “Risk Factors—Risks Related to Our Business and Industry” in the Information Statement.

The following table sets forth the number of hotels in our portfolio as of June 30, 2018 and 2017.

	As of June 30,
	2018	2017
Number of Hotels
Owned Hotels (1)	315	318
Joint Venture	1	1
Total Hotels	316	319

(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as hotels throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. At June 30, 2018 and 2017, Owned Hotels include two and three hotels, respectively, which met the criteria to be classified as assets held for sale.

The following table summarizes our hotels as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Number of Hotels(1)
La Quinta Inns & Suites (interior corridor)	181	178
La Quinta Inns & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	41	46
La Quinta Inns (exterior corridor)	90	92
Baymont Inns (exterior corridor)	1	-
Total Hotels	316	319

(1)

Of the two hotels designated as assets held for sale as of June 30, 2018, one is a La Quinta Inns (interior corridor) and one is a La Quinta Inns (exterior corridor). Of the three hotels designated as assets held for sale as of June 30, 2017, one is a La Quinta Inns (interior corridor) and two are La Quinta Inns (exterior corridor).

Seasonality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. Additionally, our quarterly results may be further affected by the timing of certain of our marketing production expenditures. Further, the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

Inflation

We do not believe that inflation had a material effect on our business during the three and six month periods ended June 30, 2018 and 2017. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income.

Key components and factors affecting our results of operations

Revenues

Room revenues are derived from room rentals at our hotels. We recognize room revenue on a daily basis based on an agreed-upon daily rate after the guest has stayed at one of our hotels. Customer incentive discounts, cash rebates, and refunds are recognized as a reduction of room revenues. Occupancy, hotel, and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in the accompanying condensed consolidated statements of operations.

Principal Components of Revenues

Rooms. These revenues represent the sale of room rentals at our hotels and account for a substantial majority of our total revenue

Other revenue.  These revenues represent revenue generated by the incidental support of operations at our hotels, including charges to guests for vending commissions, meeting and banquet room revenue, and other rental income from operating leases associated with leasing space for restaurants, billboards and cell towers.

Factors Affecting our Revenues

Consumer demand. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, non-residential fixed investment and the consumer price index. Declines in consumer demand due to adverse general economic conditions, reductions in travel patterns, lower consumer confidence and adverse political conditions can lower the revenues and profitability of our hotels. Further, competition for guests and the supply of services at our hotels affect our ability to sustain or increase rates charged to customers at our hotels. As a result, changes in consumer demand and general business cycles have historically subjected, and could in the future subject, our revenues to significant volatility. In addition, leisure travelers make up the majority of our transient demand. Therefore, we will be significantly more affected by trends in leisure travel than trends in business travel.

Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. The addition of new competitive hotels affects the ability of existing hotels to sustain or grow RevPAR, and thus profits.

Expenses

Principal Components of Expenses

Rooms. These expenses include hotel expenses of housekeeping, reservation systems, room and breakfast supplies and front desk costs.

Other departmental and support. These expenses include labor and other expenses that constitute non-room operating expenses, including parking, telecommunications, on-site administrative departments, sales and marketing, recurring repairs and maintenance and utility expenses.

Property tax, insurance and other. These expenses consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and insurance.

Management and royalty fees. Management fees represent fees paid to third parties and are computed as a percentage of gross revenue.  Royalty fees are generally computed as a percentage of rooms revenues. In connection with the spin-off, we entered into new management and franchise agreements, refer to Note 9, “Commitments and Contingencies” included in the notes to the unaudited condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for additional information.

Corporate general and administrative. These expenses include off-site general and administrative expenses, consisting primarily of compensation, contract labor expense for our corporate staff, professional fees, travel expenses, and office administrative and related expenses.

Other, net. These expenses include losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset.

Factors Affecting our Costs and Expenses

Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues. These expenses can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.

Fixed expenses. Many of the other expenses associated with our hotels are relatively fixed. These expenses include portions of rent expense, property taxes, insurance and utilities. Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, any resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits. This effect can be especially pronounced during periods of economic contraction or slow economic growth. The effectiveness of any cost-cutting efforts is limited by the amount of fixed costs inherent in our business. As a result, we may not be able to successfully offset revenue reductions through cost cutting. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels. We have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels.

Changes in depreciation and amortization expense. Changes in depreciation expense are due to renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets.

Key indicators of financial condition and operating performance

We use a variety of financial and other information in monitoring the financial condition and operating performance of our business. Some of this information is financial information that is prepared in accordance with GAAP, while other information may be financial in nature and may not be prepared in accordance with GAAP. Our management also uses other information that may not be financial in nature, including statistical information and comparative data that are commonly used within the lodging industry to evaluate hotel financial and operating performance. Our management uses this information to measure the performance of hotel properties and/or our business as a whole. Historical information is periodically compared to budgets, as well as against industry-wide information. We use this information for planning and monitoring our business, as well as in determining management and employee compensation.

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

Revenue per available room (“RevPAR”) is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include other ancillary, non-room revenues, such as food and beverage revenues or parking, telephone or other guest service revenues generated by a hotel, which are not significant for CorePoint.

RevPAR changes that are driven predominately by occupancy have different implications for overall revenue levels and incremental hotel operating profit than changes driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room revenues, as well as incremental operating costs (including, but not limited to, housekeeping services, utilities and room amenity costs). RevPAR increases due to higher ADR, however, would generally not result in additional operating costs, with the exception of those charged or incurred as a percentage of revenue, such as credit card fees and commissions. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability at our hotels than changes in RevPAR driven by occupancy levels. Due to seasonality in our business, we review RevPAR by comparing current periods to budget and period-over-period.

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that become subject to a purchase and sale agreement; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period.  Of the 316 hotels in our system as of June 30, 2018, 306 have been classified as comparable hotels.

Non GAAP Financial Measures

We also evaluate the performance of our business through certain other financial measures that are not recognized under GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income.

EBITDA, EBITDAre and Adjusted EBITDAre

EBITDA

“EBITDA.” Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many industries.  The Company believes EBITDA is useful in evaluating our operating performance because it provides an indication of our ability to incur and service debt, to satisfy general operating expenses, and to make capital expenditures.  EBITDA is a commonly used measure in many industries.

EBITDAre and Adjusted EBITDAre

“EBITDAre.” The Company presents EBITDAre in accordance with guidelines established by the National Association of Real Estate Investment Trusts (“NAREIT”).  NAREIT defines EBITDAre as net income or loss, excluding interest expense, income tax expense, depreciation and amortization, gains or losses on the disposition of property, impairments, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.  The Company believes EBITDAre is a useful performance measure to help investors evaluate and compare the results of the Company’s operations from period to period.  EBITDAre is intended to be a supplemental non-GAAP financial measure that is independent of a company’s capital structure.

“Adjusted EBITDAre.”  The Company adjusts EBITDAre when evaluating its performance because the Company believes that the adjustment for certain items, such as reorganization and separation transaction expenses, acquisition and disposition transaction expenses, stock-based compensation expense, discontinued operations, and other items not indicative of ongoing operating performance, provides useful supplemental information to management and investors regarding its ongoing operating performance. The Company believes that EBITDAre and Adjusted EBITDAre provide useful information to investors about it and its financial condition and results of operations for the following reasons: (i) EBITDAre and Adjusted EBITDAre are among the measures used by the Company’s management team to evaluate its operating performance and make day-to-day operating decisions; and (ii) EBITDAre and Adjusted EBITDAre are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in the Company’s industry.

EBITDAre and Adjusted EBITDAre are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net (loss) income, cash flow or other methods of analyzing the Company’s results as reported under GAAP. Some of these limitations are:

•	EBITDAre and Adjusted EBITDAre do not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	EBITDAre and Adjusted EBITDAre do not reflect the Company’s interest expense, or the cash requirements necessary to service interest or principal payments, on its indebtedness;

• EBITDAre and Adjusted EBITDAre do not reflect the Company’s tax expense or the cash requirements to pay its taxes;

•	EBITDAre and Adjusted EBITDAre do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•	EBITDAre and Adjusted EBITDAre do not reflect the impact on earnings or changes resulting from matters that the Company considers not to be indicative of its future operations;
•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDAre and Adjusted EBITDAre do not reflect any cash requirements for such replacements; and

•	other companies in the Company’s industry may calculate EBITDAre and Adjusted EBITDAre differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDAre and Adjusted EBITDAre should not be considered as discretionary cash available to the Company to reinvest in the growth of its business or as measures of cash that will be available to the Company to meet its obligations.

The following is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Income (loss) attributable to CorePoint Lodging Stockholders	$(48)	$17	$(63)	$18
Interest expense	18	12	31	24
Income tax expense	2	14	1	19
Depreciation and amortization	39	34	76	68
Loss from discontinued operations	20	2	25	6
EBITDA	31	79	70	135
Impairment loss and casualty (gain) loss	3	(1)	2	(3)
EBITDAre	34	78	72	132
Stock-based compensation	1	2	2	4
Reorganization costs	26	5	38	9
Loss on extinguishment of debt	10	—	10	—
Other, net	(1)	—	—	2
Adjusted EBITDAre	$70	$85	$122	$147

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present NAREIT FFO attributable to stockholders and NAREIT FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by NAREIT, as net income or loss attributable to stockholders (calculated in accordance with GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We believe NAREIT FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. We calculate NAREIT FFO per diluted share as our NAREIT FFO divided by the number of fully diluted shares outstanding during a given operating period.

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to stockholders for the following items, which may occur in any period, and refer to this measure as Adjusted FFO attributable to stockholders: transaction expense associated with the potential disposition of hotels or acquisition of a business, severance expense, share-based compensation expense, litigation gains and losses outside the ordinary course of business, amortization of deferred financing costs, reorganization costs and separation transaction expenses, loss on early extinguishment of debt, straight-line ground lease, casualty losses, and other items that we believe are not representative of our current or future operating performance

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP.

The following table provides a reconciliation of net income (loss) attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Income (loss) attributable to CorePoint Lodging Stockholders	$(48)	$17	$(63)	$18
Depreciation and amortization	39	34	76	68
Loss from discontinued operations	20	2	25	6
Impairment loss and casualty (gain) loss	3	(1)	2	(3)
NAREIT FFO attributable to stockholders	14	52	40	89
Stock-based compensation	1	2	2	4
Amortization of deferred financing costs	3	2	4	3
Reorganization costs	26	5	38	9
Loss on extinguishment of debt	10	—	10	—
Other, net	(1)	—	—	2
Adjusted FFO attributable to stockholders	$53	$61	$94	$107

Results of operations

The following table presents hotel operating statistics for our comparable hotels for the applicable periods (1):

	Three Months Ended June 30, 2018	Variance Three Months 2018 vs. Three Months 2017		Six Months Ended June 30, 2018	Variance Six Months 2018 vs. Six Months 2017
Occupancy	69.8%	60	bps	65.2%	-90	bps
ADR	$90.74		4.7%	$90.04	4.5%
RevPAR	$63.29		5.6%	$58.66	3.1%
(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.”

Beginning in the second half of 2016, we began enacting several key initiatives designed to further improve our RevPAR performance, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand. These initiatives caused incremental expenditures in 2017 and continued into 2018. We expect to incur additional incremental expenditures in the future as these initiatives are implemented.

From June 30, 2017 to June 30, 2018, our total number of hotels has decreased from 319 hotels to 316 hotels with rooms decreasing from approximately 40,900 rooms to approximately 40,500 rooms

Three months ended June 30, 2018 compared with three months ended June 30, 2017

The following table presents our overall operating performance for the three months ended June 30, 2018 and 2017, including the amount and percentage change in these results between the periods:

	For the Three Months Ended June 30,		Increase/(Decrease)
(in millions)	2018	2017	$ change	% change
REVENUES:
Rooms	$228	$221	$7	3.2
Other	5	4	1	25.0
Total Revenues	233	225	8	3.6
OPERATING EXPENSES:
Rooms	98	89	9	10.1
Other departmental and support	30	29	1	3.4
Property tax, insurance and other	17	10	7	70.0
Management and royalty fees	9	—	9	NM	(1)
Corporate general and administrative	39	19	20	NM	(1)
Depreciation and amortization	39	34	5	14.7
Other, net	3	(1)	4	NM	(1)
Total Operating Expenses	235	180	55	30.6
Operating Income (Loss)	(2)	45	(47)	NM	(1)
OTHER INCOME (EXPENSES):
Interest expense	(18)	(12)	(6)	50.0
Other income, net	4	—	4	NM	(1)
Loss on extinguishment of debt	(10)	—	(10)	NM	(1)
Total Other Expenses, net	(24)	(12)	(12)	100.0
Income (Loss) from Continuing Operations Before Income Taxes	(26)	33	(59)	NM	(1)
Income tax expense	(2)	(14)	12	(85.7)
Income (Loss) from Continuing Operations, net of tax	(28)	19	(47)	NM	(1)
Loss from Discontinued Operations, net of tax	(20)	(2)	(18)	NM	(1)
Net Income (loss) attributable to CorePoint Lodging stockholders	$(48)	$17	$(65)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful.

Revenues

Room revenues at our hotels for the three months ended June 30, 2018 and 2017 totaled $228 million and $221 million, respectively. The increase of $7 million or 3.2 percent, was primarily driven by an increase in RevPAR at our comparable hotels of 5.6 percent, which was due to increases in ADR and occupancy of 4.7 percent and 60 basis points, respectively. This increase was partially offset by the sale of three hotels between the periods and a decrease in the number of available rooms due to damage caused by hurricanes in the third quarter of 2017.  Excluding the impact of the hotels impacted by the hurricanes, comparable RevPAR increased 6.4 percent for the three months ended June 30, 2018 over the comparable prior period.

Other revenues at our hotels for each of the three month periods ended June 30, 2018 and 2017 totaled $5 million and $4 million, respectively. These revenues represent revenue generated by the incidental support of operations at our hotels, including charges to guests for vending commissions, meeting and banquet room revenue, and other rental income from operating leases associated with leasing space for restaurants or other retail sites, billboards and cell towers.

Operating expenses

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Rooms	$98	$89	10.1

Rooms expense for our hotels totaled $98 million and $89 million for the three months ended June 30, 2018 and 2017, respectively, resulting in an increase of $9 million. The variance in rooms expenses was primarily caused by increases in payroll (including salaries and hourly wages) and benefits, sales manager expenses due to additional labor investments across the portfolio, contract labor due to difficulty in hiring, travel agency commission costs due to increased volume driven through third party online travel agencies and hotel supply expense. These increases were partially offset by decreases in expense caused by three fewer hotels in the hotel portfolio at June 30, 2018 in comparison to the hotels owned at June 30, 2017.

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Other departmental and support	$30	$29	3.4

Other departmental and support expense for our hotels totaled $30 million and $29 million, for the three months ended June 30, 2018 and 2017, respectively, resulting in an increase of $1 million. The variance was a result of increased ancillary hotel expenses, repairs and maintenance expenses, and uninsured losses. These increases were partially offset by decreases in utilities costs and purchased services, which were primarily caused by three fewer hotels in the hotel portfolio at June 30, 2018 in comparison to the hotels owned at June 30, 2017.

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Property tax, insurance and other	$17	$10	70.0

Property tax, insurance and other expense for our hotels totaled $17 million and $10 million, for the three months ended June 30, 2018 and 2017, respectively, resulting in an increase of $7 million. The increase in other property-level expense was primarily due to lower insurance expense recorded in 2017 resulting from prior years estimated insurance loss reserve adjustment. Additionally, property taxes increased period over period due to higher property tax valuations.

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Management and royalty fees	$9	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

Management and royalty fees totaled $9 million for the three months ended June 30, 2018.  On May 30, 2018, in connection with the spin-off, we entered into management and franchise agreements for our hotels with La Quinta Management L.L.C. (“LQM”) and La Quinta Franchising LLC (“LQ Franchising”), respectively.  Management fees are computed as five percent of total gross revenue and royalty fees are computed as five percent of total rooms revenues.

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Corporate general and administrative	$39	$19	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

Corporate general and administrative expenses for our hotels totaled $39 million and $19 million, for the three months ended June 30, 2018 and 2017, respectively, resulting in an increase of $20 million. The increase in corporate general and administrative expenses was primarily the result of increased transition costs and non-recurring transaction costs associated with establishing CorePoint Lodging as an independent, publicly traded company.

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Depreciation and amortization	$39	$34	14.7

Depreciation and amortization expense for our hotels totaled $39 million and $34 million, for the three months ended June 30, 2018 and 2017, respectively.  The increase of $5 million was primarily the result of additional depreciation on certain assets in 2018 driven by increases in capital expenditures between June 30, 2017 and June 30, 2018.

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Other, net	$3	$(1)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

Other expenses for our hotels totaled $3 million and ($1) million, respectively for the three months ended June 30, 2018 and 2017 resulting in an increase of $4 million. The increase in other expenses was the result of increased loss due to natural disasters in the three months ended June 30, 2018 as compared to gains from insurance recoveries related to natural disasters in the three months ended June 30, 2017.

Non-operating Income (Expenses)

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Interest expense	$(18)	$(12)	50.0
Other income, net	$4	$—	NM	(1)
Loss on extinguishment of debt	$(10)	$—	NM	(1)
Income tax expense	$(2)	$(14)	(85.7)

(1)	Fluctuation in terms of percentage change is not meaningful

On May 30, 2018, in connection with the spin-off, we borrowed an aggregate principal amount of $1.035 billion under the CMBS Facility (as defined below).  The proceeds from the CMBS Facility were used to facilitate the repayment of part of LQH Parent’s Term Facility. In addition, simultaneously with the closing of LQH Parent’s merger with a subsidiary of Wyndham Worldwide, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s Term Facility. The interest rate on the CMBS Facility is one-month LIBOR plus 2.75% per annum through the initial period.  Additionally, on May 30, 2018, we borrowed $25.0 million under our Revolving Facility (as defined below) at a rate of one-month LIBOR plus 4.50% per annum.  The deferred financing costs related to the CMBS Facility are being amortized over the initial term of the CMBS Facility.  The increase in interest expense was primarily due to these changes in the structure of the debt facilities.

Other income, net totaled $4 million for the three months ended June 30, 2018. The increase of $4 million was primarily due to recognition of the gain from the settlement of the interest rate swap.

Loss on extinguishment of debt totaled $10 million for the three months ended June 30, 2018 and was attributable to the early repayment of LQH’s Term Facility.

We compute our income tax expense on a quarterly basis by applying the estimated annual effective tax rate to results from continuing operations and taxable income. The provision for the three month periods ended June 30, 2018 and 2017 differs from the statutory federal tax rates of 21% and 35%, respectively, primarily due to the impact of state income taxes, costs relating to the spin-

off of our franchise and management business from our owned real estate assets that are not deductible for tax purposes and the impact on the determination of the annualized effective tax rate as a result of the election of REIT status.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in the Information Statement.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

The following table presents our overall operating performance for the six months ended June 30, 2018 and 2017, including the amount and percentage change in these results between the periods:

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2018	2017	$ change	% change
REVENUES:
Rooms	$420	$421	$(1)	(0.2)
Other	9	8	1	12.5
Total Revenues	429	429	—	—
OPERATING EXPENSES:
Rooms	185	174	11	6.3
Other departmental and support	59	58	1	1.7
Property tax, insurance and other	35	27	8	29.6
Management and royalty fees	9	—	9	NM	(1)
Corporate general and administrative	63	38	25	65.8
Depreciation and amortization	76	68	8	11.8
Other, net	2	(3)	5	NM	(1)
Total Operating Expenses	429	362	67	18.5
Operating Income (Loss)	—	67	(67)	(100.0)
OTHER INCOME (EXPENSES):
Interest expense	(31)	(24)	(7)	29.2
Other income, net	4	—	4	NM	(1)
Loss on extinguishment of debt	(10)	—	(10)	NM	(1)
Total Other Expenses, net	(37)	(24)	(13)	54.2
Income (loss) from Continuing Operations Before Income Taxes	(37)	43	(80)	NM	(1)
Income tax expense	(1)	(19)	18	(94.7)
Income (loss) from Continuing Operations, net of tax	(38)	24	(62)	NM	(1)
Loss from Discontinued Operations, net of tax	(25)	(6)	(19)	NM	(1)
Net Income (loss) attributable to CorePoint Lodging stockholders	$(63)	$18	$(81)	NM	(1)
(1)	Fluctuation in terms of percentage change is not meaningful

Revenues

Room revenues at our hotels for the six months ended June 30, 2018 and 2017 totaled $420 million and $421 million, respectively. The decrease of $1 million, or 0.2 percent, was primarily due to a decrease in the number of available rooms due to damage caused by hurricanes in the third quarter of 2017 and also driven by the sale of three hotels between the periods.  RevPAR at our comparable hotels increased 3.1 percent for the six months ended June 30, 2018 over the prior year period. The increase in RevPAR was driven by an increase in ADR of 4.5 percent, offset slightly by a decrease in occupancy of 90 basis points. Excluding the impact of the hotels impacted by the hurricanes, comparable RevPAR increased 5.3 percent for the six months ended June 30, 2018.

Other hotel revenues for the six months ended June 30, 2018 and 2017 totaled $9 million and $8 million, respectively. These revenues represent revenue generated by the incidental support of operations at our hotels, including charges to guests for vending commissions, meeting and banquet room revenue, and other rental income from operating leases associated with leasing space for restaurants or other retail sites, billboards and cell towers.

Operating expenses

	Six Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Rooms	$185	$174	6.3

Rooms expense for our hotels totaled $185 million and $174 million for the six months ended June 30, 2018 and 2017, respectively, resulting in an increase of $11 million. The variance in rooms expenses was primarily caused by increases in payroll (including salaries and hourly wages) and benefits, sales manager expenses due to additional labor investments across the portfolio, contract labor due to difficulty in hiring, travel agency commission costs due to increased volume driven through third party online travel agencies and hotel supply expense. These increases were partially offset by decreases in expense caused by three fewer hotels in the hotel portfolio at June 30, 2018 in comparison to the hotels owned at June 30, 2017.

	Six Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Other departmental and support	$59	$58	1.7

Other departmental and support expense for our hotels totaled $59 million and $58 million, for the six months ended June 30, 2018 and 2017, respectively, resulting in an increase of $1 million. The variance was a result of increased ancillary hotel expenses, repairs and maintenance expenses, and uninsured losses. These increases were partially offset by decreases in utilities costs, which were primarily caused by three fewer hotels in the hotel portfolio at June 30, 2018 in comparison to the hotels owned at June 30, 2017.

	Three Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Property tax, insurance and other	$35	$27	29.6

Property tax, insurance and other expense for our hotels totaled $35 million and $27 million, for the six months ended June 30, 2018 and 2017, respectively, resulting in an increase of $8 million. The increase in other property-level expense was primarily due to lower insurance expense recorded in 2017 resulting from prior years estimated insurance loss reserve adjustment. Additionally, property taxes increased period over period due to higher property tax valuations.

	Six Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Management and royalty fees	$9	$—	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

Management and royalty fees for our hotels totaled $9 million the six months ended June 30, 2018. On May 30, 2018, in connection with the spin-off, we entered into management and franchise agreements for our hotels with LQM and LQ Franchising, respectively.  Management fees are computed as five percent of gross revenue and royalty fees are computed as five percent of rooms revenues.

	Six Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Corporate general and administrative	$63	$38	65.8

Corporate general and administrative expenses for our hotels totaled $63 million and $38 million, for the six months ended June 30, 2018 and 2017, respectively, resulting in an increase of $25 million. The increase in corporate general and administrative expenses were primarily the result of increased transition costs and other non-recurring costs associated with establishing CorePoint Lodging as an independent, publicly traded company.

	Six Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Depreciation and amortization	$76	$68	11.8

Depreciation and amortization expense for our hotels totaled $76 million and $68 million, for the six months ended June 30, 2018 and 2017, respectively. The increase of $8 million, was primarily the result of additional depreciation on certain assets in the first six months of 2018 driven by an increase in capital expenditures between June 30, 2017 and June 30, 2018.

	Six Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Other, net	$2	$(3)	NM	(1)

(1)	Fluctuation in terms of percentage change is not meaningful

Other expenses for our hotels totaled $2 million and ($3) million, for the six months ended June 30, 2018 and 2017, respectively, resulting in an increase of $5 million. The increase in other was the result of increased loss due to natural disasters as compared to gains from insurance recoveries related to natural disasters in the six months ended June 30, 2017.

Non-operating Income (Expenses)

	Six Months Ended June 30,		Percent change
(in millions)	2018	2017	2018 vs. 2017
Interest expense	$(31)	$(24)	29.2
Other income, net	$4	$-	NM	(1)
Loss on extinguishment of debt	$(10)	$-	NM	(1)
Income tax expense	$(1)	$(19)	(94.7)

(1)	Fluctuation in terms of percentage change is not meaningful

On May 30, 2018, in connection with the spin-off, we borrowed an aggregate principal amount of $1.035 billion under the CMBS Facility.  The proceeds from the CMBS Facility were used to facilitate the repayment of part of LQH Parent’s Term Facility. In addition, simultaneously with the closing of the merger, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing Term Facility. The interest rate on the CMBS Facility is one-month LIBOR plus 2.75% per annum through the initial period.  Additionally, on May 30, 2018, we borrowed $25 million under our Revolving Facility at a rate of one-month LIBOR plus 4.50% per annum.  The deferred financing costs related to the CMBS Facility are being amortized over the initial term of the CMBS Facility.  The increase in interest expense was primarily due to these changes in the structure of the debt facilities.

Other income, net, totaled $4 million for the six months ended June 30, 2018. The increase of $4 million was primarily due to recognition of the gain from the settlement of our interest rate swap.

Loss on extinguishment of debt totaled $10 million for the six months ended June 30, 2018 and was attributable to the early repayment of LQH’s Term Facility.

We compute our income tax expense on a quarterly basis by applying the estimated annual effective tax rate to results from continuing operations and taxable income. The provision for the six month periods ended June 30, 2018 and 2017 differs from the statutory federal tax rates of 21% and 35%, respectively, primarily due to the impact of state income taxes, costs relating to the spin-off of our franchise and management business from our owned real estate assets that are not deductible for tax purposes and the impact on the determination of the annualized effective tax rate as a result of the election of REIT status.  See “—Critical accounting policies and estimates—Income taxes” previously disclosed in the Information Statement.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had total cash and cash equivalents of $80 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate caps, capital expenditures for renovations and maintenance at our hotels, costs associated with our spin-off and the merger, quarterly dividend distribution, and other purchase commitments.

On May 30, 2018, in connection with the spin-off and merger, certain of our indirect wholly-owned subsidiaries (collectively, the “CorePoint CMBS Borrower”), CorePoint TRS L.L.C. (the “Operating Lessee”), and CorePoint Operating Partnership L.P. (the “CorePoint OP”), our wholly-owned subsidiary, entered into a Loan Agreement (the “CMBS Loan Agreement”), pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for 307 owned and ground-leased hotels, an excess cash flow pledge for seven owned and ground-leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”). In addition, also on May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly-owned subsidiary and direct wholly-owned subsidiary of CorePoint OP, and CorePoint OP, as a guarantor, entered into a Credit Agreement (the “Revolver Credit Agreement”) providing for a revolving credit facility in an aggregate amount of $150.0 million (the “Revolving Facility”), of which $25.0 million was drawn upon consummation of the spin-off. See “—Debt – Financing Transactions in connection with the spin-off and merger” for a further discussion of our CMBS Facility and our Revolving Facility.

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

In connection with the spin-off and La Quinta merger transaction, the parties agreed to set aside $240 million as a reserve amount to pay certain taxes that will be due as a result of the spin-off and related transactions. CorePoint and its tax advisors are continuing their work to finalize the calculations, but currently believe the $240 million reserve will be more than sufficient to cover the ultimate tax liability, and any residual amount of the reserve above the tax liability will be remitted to CorePoint.

The following table summarizes our net cash flows:

	For the Six Months Ended June 30,		Percent Change
(in millions)	2018	2017	2018 vs. 2017
Net cash provided by operating activities	$22	$90	(75.6)
Net cash used in investing activities	(98)	(79)	24.1
Net cash provided by (used in) financing activities	15	(10)	NM	(1)

(1)Fluctuation in terms of percentage change is not meaningful

Operating activities

Net cash provided by operating activities was $22 million for the six months ended June 30, 2018, compared to $90 million for the six months ended June 30, 2017. The $68 million decrease was primarily driven by a decrease in results from operations and other noncash items. This decrease also includes the effects of timing differences in our various working capital components including other current assets, accrued payroll and employee benefits.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2018 was $98 million, compared to $79 million during the six months ended June 30, 2017. The $19 million increase in cash used in investing activities was primarily attributable to a decrease in proceeds from sale of assets and an increase in lenders escrow, partially offset by a decrease in capital expenditures.

Financing activities

Net cash provided by (used in) financing activities during the six months ended June 30, 2018 was $15 million compared to $(10) million during the six months ended June 30, 2107. The $25 million increase in cash provided by financing activity was primarily attributable to the financing activity associated with the spin-off, including proceeds from the CMBS Facility and Revolving Facility, costs associated with placing the CMBS Facility, issuance of the mandatorily redeemable preferred shares, investment in an interest rate cap, repayment of the Term Facility (as defined below), and termination of the interest rate swap.

Discontinued Operations

Effective with the closing of the spin-off on May 30, 2018, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the hotel franchise and hotel management business have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s comparative balance sheet as of December 31, 2017.

In connection with the spin-off, CorePoint made a cash payment to LQH Parent of approximately $1.002 billion (the “Cash Payment”) immediately prior to and as a condition of the spin-off. The Cash Payment was to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of the merger, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s Term Facility.

Capital expenditures

During the six months ended June 30, 2018 and 2017, we made capital expenditures of approximately $93 million and $105 million, respectively.

As of June 30, 2018, we had outstanding commitments under capital expenditure contracts of approximately $19 million related to certain continuing redevelopment and renovation projects and information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Debt

La Quinta debt prior to the spin-off and merger

In April of 2014, LQH refinanced all of its existing debt and accrued interest and related fees. As part of the refinancing, LQH entered into a credit agreement which provided for senior secured credit facilities consisting of:

•	a $2.1 billion senior secured term loan facility, which would have matured in 2021; and
•

a $250.0 million senior secured revolving credit facility, which would have matured in 2019. The revolving credit facility includes $50 million of borrowing capacity available for letters of credit and borrowing capacity for short-term borrowings referred to as the swing line borrowings.

In addition, the senior secured credit facilities also provided LQH with the option to raise incremental credit facilities, refinance the loans with debt incurred outside the credit agreement and extend the maturity date of the revolving credit facility and term loans, subject to certain limitations.

Borrowings under the term loans bore interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the term loans was 2.00%, in the case of base rate loans, and 3.00% in the case of LIBOR rate loans, subject to one step-down of 0.25% upon the achievement of a consolidated first lien net leverage ratio (as defined in the credit agreement) of less than or equal to 4.50 to 1.00, subject to a base rate floor of 2.00%, and a LIBOR floor of 1.00%. As of July 31, 2015, LQH achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result realized the step-down of 0.25% after that date. As of March 6, 2018, LQH’s consolidated first lien net leverage ratio was greater than 4.50 to 1.00, and, as a result LQH realized a margin step-up of 0.25% after that date.

Borrowings under the revolving credit facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 1/2 of 1.00% and (3) the LIBOR rate for a one-month interest period plus 1.00% or (b) a LIBOR rate determined by reference to the Reuters LIBOR rate for the interest period relevant to such borrowing. The margin for the revolving credit facility was 1.50%, in the case of base rate loans, and 2.50%, in the case of LIBOR rate loans, subject to three step-downs of 0.25% each upon the achievement of a consolidated first lien net leverage ratio of less than or equal to 5.00 to 1.00, 4.50 to 1.00 and 4.00 to 1.00, respectively. As of March 2, 2015, LQH achieved a consolidated first lien net leverage ratio of less than 5.00 to 1.00, and after March 2, 2015 LQH realized the first step-down in margin of 0.25%.  As of July 31, 2015, LQH achieved a consolidated first lien net leverage ratio of less than 4.50 to 1.00, and, as a result realized the second step-down of 0.25% after that date. As of March 6, 2018, LQH’s consolidated first lien net leverage ratio was greater than 4.50 to 1.00, and, as a result LQH realized a margin step-up of 0.25% after that date.

On April 14, 2014, LQH entered into an interest rate swap agreement with an aggregate notional amount of $850.0 million that would have expired on April 14, 2019. This agreement swapped the LIBOR rate in effect under the new credit agreement for this portion of the loan to a fixed-rate of 2.0311%, which includes the 1% LIBOR floor. LQH elected to designate this interest rate swap as a cash flow hedge for accounting purposes.

Financing Transactions in connection with the spin-off and merger

Simultaneously with the closing of the merger, Wyndham repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing debt balance.

In addition, in connection with the spin-off and merger, on May 30, 2018, the CorePoint CMBS Borrower, the Operating Lessee, and CorePoint OP entered into the CMBS Loan Agreement, pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under the CMBS Facility. The CMBS Facility has an initial term of two years, with five extension options of twelve months each exercisable at the CorePoint CMBS Borrower’s election provided that CorePoint CMBS Borrower provide Lender at least 30 days’, but not more than 120 days’, notice, there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement.

As long as LIBOR is able to be determined, the CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR (rounded to the nearest 1/1000th of a percent subject to a floor of 0.00%) and (ii) 2.75% per annum for the first 5 years of the term, 2.90% for the 6th year of the term and 3.00% for the 7th year of the term. In addition, until July 14, 2018, the lender under the CMBS Facility has the right to increase the interest rates by up to 0.75% in order to successfully securitize or otherwise syndicate the entire CMBS Facility, subject to certain conditions. The CMBS Facility has no scheduled amortization payments.

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

The CMBS Facility includes certain customary affirmative and negative covenants and events of default, including, among other things, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of June 30, 2018, we are in compliance with these covenants.

At the closing of the CMBS Facility, the CorePoint CMBS Borrower deposited with the lender approximately $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, revenues to be distributed to the CorePoint CMBS Borrower will be required to be deposited first into a segregated account under the control of the CMBS Facility lender (the “Clearing Account”). All cash in the Clearing Account will be transferred to an account under the control of the Operating Lessee as long as (i) there is no event of default under the loan or (ii) the debt yield for the CMBS Facility (calculated based on the outstanding principal balance of the CMBS Facility) does not fall below (x) 12.33% for the first five years of the CMBS Facility loan term or (y) 12.83% for the sixth and seventh years of the CMBS Facility loan term, in each case for two consecutive calendar quarters. Upon the occurrence and continuation of either (i) or (ii) above, all cash in the Clearing Accounts will be transferred to an account under the control of the lender to be applied to payment of all monthly amounts due under the CMBS Facility loan documents including, but not limited to, debt service for the CMBS Facility and the Revolving Facility, agent fees and expenses, required ongoing reserves, property operating expenses, sales and use taxes and custodial fees. The remaining funds will be deposited into an excess cash flow account, also under the control of the lender, which funds will be available to the CorePoint CMBS Borrower, provided there is no event of default under the loan for payment of, among other things, various operating expenses and dividends, distributions and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower.

Also, on May 30, 2018, the CorePoint Revolver Borrower and CorePoint OP entered into the Revolver Credit Agreement providing for the $150.0 million Revolving Facility, of which $25.0 million was drawn upon consummation of the spin-off. The Revolving Facility will mature on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility.

The interest under the Revolving Facility will be, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 3.50% or a LIBOR rate plus a margin of 4.50%. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. Additionally, there is a commitment fee payable at the end of each quarter equal to 0.50% of unused commitments under the Revolving Facility and customary letter of credit fees.

The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults. The Revolving Facility also contains a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility. As of June 30, 2018, we are in compliance with these covenants.

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

In connection with LQH’s internal reorganization prior to the spin-off, the Company issued 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A preferred stock”), to La Quinta Intermediate Holdings, L.L.C., a wholly owned subsidiary of LQH Parent. La Quinta Intermediate Holdings, L.L.C. privately sold all of the Series A preferred stock to an unrelated third-party investor immediately prior to the completion of the spin-off.

The Series A preferred stock has an aggregate liquidation preference of $15.0 million, plus any accrued and unpaid dividends thereon. We pay a cash dividend on the Series A preferred stock equal to 13% per annum, payable quarterly. If either our leverage ratio exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A preferred stock, we will be required to pay a cash dividend on the Series A preferred stock equal to 15% per annum. Our dividend rate on the Series A preferred stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A preferred stock. The Series A preferred stock are senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company.

Holders of Series A preferred stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A preferred stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A preferred stock, (ii) amending our charter in any manner that would adversely affect the Series A preferred stock, or (iii) entering into, amending or altering any provision of any agreement in a manner that could reasonably be expected to be material and adverse to the Series A preferred stock. In addition, the holders of shares of the Series A preferred stock have certain preemptive rights over the issuance of any capital stock ranking senior to or on parity with the Series A preferred stock. The holders of the Series A preferred stock also have exclusive voting rights on any amendment to our charter that would alter the contract rights of only the Series A preferred stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A preferred stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the preferred stock on the tenth anniversary of its issuance or following a change of control, the preferred shareholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid preferred stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable.

The Series A preferred stock is mandatorily redeemable by us upon the tenth anniversary of the date of issuance. Beginning on the seventh anniversary of the issuance of the Series A preferred stock, we may redeem the outstanding Series A preferred stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the Series A preferred stock may also require us to redeem the Series A preferred stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon (and a premium if the change of control occurs prior to the seventh anniversary of the issuance of the Series A preferred stock).

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

Dividend

As a REIT, we are required to distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain, to our stockholders on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.

As of June 30, 2018, we had not declared or paid quarterly dividends to holders of our common stock. However, on August 6, 2018, the Board of Directors declared a quarterly cash dividend of $0.067 per share of common stock with respect to the second quarter of 2018, which represents an anticipated regular quarterly dividend of $0.20 per share of common stock prorated for the period from completion of the spin-off on May 30, 2018 through the last day of the second quarter.  The prorated dividend is payable on September 14, 2018 to stockholders of record as of August 30, 2018, with the aggregate cash dividend paid to each stockholder with respect to shares of common stock held by such holder rounded up to the nearest whole cent.  All future dividends will be at the sole discretion of CorePoint’s Board of Directors.

Contractual obligations

Except as a result of the Financing Transactions and the related impact to interest expense as described above under “Liquidity and Capital Resources―Debt―Financing Transactions in connection with the spin-off and merger,” which description is incorporated herein by reference, there were no significant changes to our contractual obligations since December 31, 2017 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in the Information Statement is incorporated herein by reference.

Off-balance sheet arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

See Note 2 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this report for a description of new accounting pronouncements.

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the condensed consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement describes the critical accounting estimates used in preparation of our condensed consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Information Statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2018, we are exposed to market risk primarily from changes in interest rates, which may impact future income, cash flows and fair value of the Company, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We will continue to have exposure to such risks to the extent they are not hedged. We expect to enter into derivative financial arrangements to the extent they meet the objective described above, or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.

Interest rate risk

Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve the financing objectives, we currently borrow primarily at variable rates with what we believe are the lowest margins available and, in some cases, the ability to convert variable rates to fixed rates either directly or through interest rate hedges. With regard to variable rate financing, we manage interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities, which to date have included interest rate caps.

On May 30, 2018, CorePoint Lodging completed the Financing Transactions. We are exposed to interest rate risk in connection with the CMBS Facility and the Revolving Facility as the interest on each of the CMBS Facility and the Revolving Facility is floating rate based on LIBOR. The interest rate on the CMBS Facility is one-month LIBOR plus 2.75% per annum through the initial two year period.  The interest rate on the Revolving Facility is one-month LIBOR plus 4.50% per annum. In connection with CorePoint Lodging’s entry into the CMBS Loan Agreement, we entered on May 30, 2018 into an interest rate cap agreement with a notional amount of $1.035 billion and a LIBOR rate cap of 3.25% that expires on July 15, 2020.

Changes in interest rates affect the fair value of our debt. As of June 30, 2018, we did not have any notes receivable or real estate-related securities with variable interest rates. We are exposed to interest rate changes primarily as a result of our variable rate on our outstanding debt. We quantify our exposure to interest rate risk based on how changes in interest rates affect to our cash interest expense. We consider changes in the 30-day LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the 30-day LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest) of an increase in the 30-day LIBOR to our cash interest expense related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of June 30, 2018 (amounts in millions, where positive amounts reflect a decrease in cash interest expense and bracketed amounts reflect an increase in cash interest expense):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
	(in millions)
CMBS Facility	$(21)	$(16)	$(10)	$(5)
Interest rate cap	9	4	—	—
Total	$(12)	$(12)	$(10)	$(5)

Refer to our  Note 8 “Fair Value Measurements” in the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Historically, the Company relied on financial controls and resources of LQH to manage certain aspects of its business and report its results.  As a result of the spin-off, the Company is in the process of reviewing, revising and adopting policies, as needed, to meet all regulatory requirements applicable to it as an independent, publicly traded company.  In addition, in connection with the Company’s spin-off, it entered into a master transition services agreement pursuant to which La Quinta will continue to provide certain information technology, administrative and other services on a transitional basis. The Company will continue to review, document and test its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that its systems evolve to meet its needs as an independent, publicly traded company.  These efforts may lead to changes in the Company’s internal control over financial reporting.

Other than those noted above, there were no changes in the internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) of the Company that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting of the Company.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims and intellectual property claims. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our condensed consolidated financial condition, results of operations or our cash flows taken as a whole.

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

Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Amendment to Articles Supplementary for Series A Preferred Stock

On August 13, 2018, the Company filed with the State Department of Assessments and Taxation of Maryland Articles of Amendment (the “Articles of Amendment”) to the Articles Supplementary for the Series A preferred stock, to, among other things, remove the consent right of holders of shares of the Series A preferred stock over designations or issuances by us of any class or series of our stock ranking on parity with the Series A preferred stock, and instead provide such holders with certain preemptive rights over issuances of such parity stock. As required under the Articles Supplementary, the holders of a majority of the Series A preferred stock approved the Articles of Amendment.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Articles of Amendment, which are filed as Exhibit 3.3 hereto.

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

3.1	Articles of Amendment and Restatement of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

3.2	Articles Supplementary of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

3.3	Articles of Amendment to Articles Supplementary of CorePoint Lodging Inc.

3.4	Bylaws of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.1

Tax Matters Agreement, dated as of May 30, 2018, between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.2

Transition Services Agreement, dated as of May 30, 2018, between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.3

Stockholders Agreement, dated as of May 30, 2018, by and among CorePoint Lodging Inc. and the other parties thereo (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.4

Registration Rights Agreement, dated as of May 30, 2018, by and among CorePoint Lodging Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.5

Loan Agreement, dated as of May  30, 2018, by and among CPLG Properties L.L.C., CPLG FL Properties L.L.C., CPLG TX Properties L.L.C., CPLG Bloomington L.L.C., CPLG Santa Ana L.L.C., CPLG Ft. Meyers L.L.C., CPLG St. Albans L.L.C., CPLG Thousand Oaks L.L.C., CPLG West Palm Beach L.L.C., CPLG Charlotte L.L.C., CPLG Acquisition Properties L.L.C., CPLG Fort Lauderdale L.L.C., CPLG Chicago L.L.C., CPLG Garden City L.L.C., CPLG Charleston L.L.C., CPLG South Burlington L.L.C., CPLG Virginia Beach L.L.C., CPLG Islip L.L.C., CPLG Rancho Cordova L.L.C., CPLG Prime Mezz L.L.C., CPLG Wellesley Properties L.L.C., CPLG Portfolio East L.L.C. and CPLG MD Business L.L.C., CorePoint TRS L.L.C., CorePoint Operating Partnership L.P. and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.6

First Amendment to Loan Agreement and Omnibus Amendment to Other Loan Documents, dated as of June 12, 2018, by and among JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC, as co-lenders, and CPLG Properties L.L.C., CPLG FL Properties L.L.C., CPLG TX Properties L.L.C., CPLG Bloomington L.L.C., CPLG Santa Ana L.L.C., CPLG Ft. Meyers L.L.C., CPLG St. Albans L.L.C., CPLG Thousand Oaks L.L.C., CPLG West Palm Beach L.L.C., CPLG Charlotte L.L.C., CPLG Acquisition Properties L.L.C., CPLG Fort Lauderdale L.L.C., CPLG Chicago L.L.C., CPLG Garden City L.L.C., CPLG Charleston L.L.C., CPLG South Burlington L.L.C., CPLG Virginia Beach L.L.C., CPLG Islip L.L.C., CPLG Rancho Cordova L.L.C., CPLG Prime Mezz L.L.C., CPLG Wellesley Properties L.L.C., CPLG Portfolio East L.L.C. and CPLG MD Business L.L.C., CorePoint TRS L.L.C., CorePoint Operating Partnership L.P.

Exhibit No.	Description
10.7

Second Amendment to Loan Agreement and Omnibus Amendment to Other Loan Documents, dated as of July 6, 2018 by and among JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC, as co-lenders, and CPLG Properties L.L.C., CPLG FL Properties L.L.C., CPLG TX Properties L.L.C., CPLG Bloomington L.L.C., CPLG Santa Ana L.L.C., CPLG Ft. Meyers L.L.C., CPLG St. Albans L.L.C., CPLG Thousand Oaks L.L.C., CPLG West Palm Beach L.L.C., CPLG Charlotte L.L.C., CPLG Acquisition Properties L.L.C., CPLG Fort Lauderdale L.L.C., CPLG Chicago L.L.C., CPLG Garden City L.L.C., CPLG Charleston L.L.C., CPLG South Burlington L.L.C., CPLG Virginia Beach L.L.C., CPLG Islip L.L.C., CPLG Rancho Cordova L.L.C., CPLG Prime Mezz L.L.C., CPLG Wellesley Properties L.L.C., CPLG Portfolio East L.L.C. and CPLG MD Business L.L.C., CorePoint TRS L.L.C., CorePoint Operating Partnership L.P.

10.8

Guaranty Agreement by CorePoint Operating Partnership L.P. in favor of JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.9

Credit Agreement, dated as of May  30, 2018, among CorePoint Borrower L.L.C., CorePoint Operating Partnership L.P., JPMorgan Chase Bank N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.10

Guaranty and Security Agreement, dated as of May  30, 2018, among CorePoint Borrower, L.L.C., CorePoint Operating Partnership L.P., the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as the administrative agent. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.11

CorePoint Lodging 2018 Omnibus Incentive Plan, dated as of May 30, 2018 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.12	CorePoint Lodging Inc. Executive Severance Plan

10.13	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award – Four-Year FIG)

10.14	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award – Three-Year FIG)

10.15	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award – Employees)

10.16	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award – Non-Employee Directors)

10.17	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award – Substitute Award – La Quinta Restricted Stock Awards)

10.18	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award – Substitute Award – La Quinta Performance Share Unit Awards)

10.19	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award – Substitute Award – La Quinta Retention Award)

10.20	Form of Restricted Stock Unit Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Non-Employee Directors – Substitute Award)

10.21	Amended and Restated Executive Employment Agreement, dated as of August 20, 2003, between Wyndham International, Inc. and Mark Chloupek

10.22	Assumption of Employment Agreement, dated as of October 31, 2013, by LQ Management L.L.C.

Exhibit No.	Description
10.23

Offer Letter, dated June 21, 2018, between CorePoint Lodging Inc. and Howard S. Garfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File

no. 001-38168))

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

COREPOINT LODGING INC.
(Registrant)

Date: August 14, 2018	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)