Form 10-Q
period 2018-09-30
CorePoint Lodging Inc.
filed 2018-11-07
CIK 1707178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had outstanding 59,652,070 shares of Common Stock, par value $0.01 per share as of November 2, 2018.

COREPOINT LODGING INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

BASIS OF PRESENTATION

On May 30, 2018, La Quinta Holdings Inc. (“LQH Parent” and, together with its consolidated subsidiaries, “LQH”) completed the distribution to its stockholders of all the then-outstanding shares of common stock of CorePoint Lodging Inc. (“CorePoint Parent” and, together with its consolidated subsidiaries, “CorePoint Lodging”), previously a wholly owned subsidiary of LQH Parent, following which CorePoint Parent became an independent, self-administered, publicly traded company. The shares of common stock of CorePoint Parent were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to a Registration Statement on Form 10 (the “Form 10”) of CorePoint Parent which the Securities and Exchange Commission (the “SEC”) declared effective on May 8, 2018. As part of the separation, LQH underwent an internal reorganization, after which it completed the separation by distributing all of the then-outstanding shares of CorePoint Parent common stock on a pro rata basis to the holders of LQH Parent common stock in a taxable transaction. We refer to this pro rata distribution as the “Distribution” and we refer to the separation, including the internal reorganization and Distribution, as the “Spin-Off.”

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Information Statement (the “Information Statement”) included as Exhibit 99.1 to the Form 10 filed with the SEC on May 7, 2018, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	risks related to the Spin-Off and the merger of LQH’s management and franchise business with Wyndham Worldwide Corporation (“Wyndham Worldwide”);
•	business and financial risks inherent to the lodging industry;
•	macroeconomic and other factors beyond our control can adversely affect and reduce lodging demand;
•	contraction in the global economy or low levels of economic growth;
•	the geographic concentration of our hotels;
•	inability to compete effectively;
•	our concentration in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand;
•	our dependence on the performance of La Quinta and other third-party hotel managers;
•	covenants in our hotel franchise and management agreements that limit or restrict the sale of our hotels or impose brand standards;
•	inability to maintain good relationships with La Quinta and other third-party hotel managers and franchisors;
•	delays or increased expense relating to our efforts to renovate, develop or redevelop our hotels;
•	seasonal and cyclical volatility in the lodging industry;
•	effect of severe weather, natural disasters, or other events resulting in property damage or disruption of hotel operations;
•	decreases in revenue without corresponding decreases in expenses;
•	the capital intensive nature of our business;
•	risks resulting from significant investments in real estate;
•	risks posed by our acquisition, redevelopment, repositioning, renovation and re-branding activities, as well as our disposition activities;
•	required capital expenditures and costs associated with, or failure to maintain brand standards;
•	the loss of a brand license at one or more of our hotels;
•	cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems;
•	the growth of internet reservation channels;

•	disruptions to the functioning or transition of the La Quinta reservation system or other technology programs;
•	the cessation, reduction or taxation of program benefits of La Quinta’s Returns loyalty program or our access to it;
•	risks of having a number of our hotels subject to ground leases;
•	unknown or contingent liabilities related to the hotels we may acquire in the future;
•	disruptions to our ability to access capital at times and on terms reasonably acceptable to us;
•	the loss of senior executives;
•	risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor;
•	the results of the audits by the Internal Revenue Service;
•	our substantial indebtedness and related covenant restrictions limiting new indebtedness;
•	risks related to qualifying and maintaining our qualifications as a real estate investment trust (“REIT”); and
•	the significant influence of affiliates of The Blackstone Group L.P. over us.

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

CorePoint Lodging Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of September 30, 2018 and December 31, 2017

(in millions, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Assets:
Real estate
Land	$738	$739
Buildings and improvements	2,794	2,706
Furniture, fixtures, and other equipment	382	363
Gross operating real estate	3,914	3,808
Less accumulated depreciation	(1,529)	(1,425)
Net operating real estate	2,385	2,383
Construction in progress	75	75
Total real estate, net	2,460	2,458

Cash and cash equivalents	64	141
Accounts receivable, net	42	42
Other assets	51	32
Assets from discontinued operations	—	280
Total Assets	$2,617	$2,953
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,010	$992
Mandatorily redeemable preferred shares	15	—
Accounts payable and accrued expenses	94	65
Other liabilities	6	9
Deferred tax liabilities	—	213
Dividends Payable	12	—
Liabilities from discontinued operations	—	846
Total Liabilities	1,137	2,125
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 50.0 million and 100.0 million shares authorized as of September 30, 2018 and December 31, 2017, respectively; 15.0 thousand shares and none outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common Stock, $0.01 par value; 1.0 billion and 2.0 billion shares authorized as of September 30, 2018 and December 31, 2017, respectively; 59.6 million and 66.2 million shares issued as of September 30, 2018 and December 31, 2017, respectively; and 59.6 million and 58.7 million shares outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in-capital	973	1,181
Retained Earnings (accumulated deficit)	503	(144)
Treasury stock, at cost, 7.6 million shares as of December 31, 2017	—	(212)
Accumulated other comprehensive loss	—	(1)
Noncontrolling interest	3	3
Total Equity	1,480	828
Total Liabilities and Equity	$2,617	$2,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

REVENUES:
Rooms	$230	$223	$650	$644
Other	4	4	13	12
Total Revenues	234	227	663	656
OPERATING EXPENSES:
Rooms	102	94	287	268
Other departmental and support	33	31	92	89
Property tax, insurance and other	17	16	52	43
Management and royalty fees	23	—	32	—
Corporate general and administrative	10	18	73	56
Depreciation and amortization	39	36	115	104
Other, net	3	3	5	-
Total Operating Expenses	227	198	656	560
Operating Income	7	29	7	96
OTHER INCOME (EXPENSES):
Interest expense	(17)	(12)	(48)	(36)
Other income, net	2	2	6	2
Loss on extinguishment of debt	—	—	(10)	—
Total Other Expenses, net	(15)	(10)	(52)	(34)
Income (loss) from Continuing Operations Before Income Taxes	(8)	19	(45)	62
Income tax expense	(5)	(9)	(6)	(28)
Income (loss) from Continuing Operations, net of tax	(13)	10	(51)	34
Income (loss) from discontinued operations, net of tax	—	3	(25)	(3)
Net Income (loss) attributable to CorePoint Lodging stockholders	$(13)	$13	$(76)	$31
Earnings (loss) per share:
Basic from continuing operations	$(0.22)	$0.16	$(0.87)	$0.59
Basic from discontinued operations	-	0.06	(0.43)	(0.05)
Basic earnings (loss) per share	$(0.22)	$0.22	$(1.30)	$0.54
Diluted from continuing operations	$(0.22)	$0.16	$(0.87)	$0.58
Diluted from discontinued operations	-	0.06	(0.43)	(0.06)
Diluted earnings (loss) per share	$(0.22)	$0.22	$(1.30)	$0.52

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net Income (loss) attributable to CorePoint Lodging stockholders	$(13)	$13	$(76)	$31
Cash flow hedge adjustment, net of tax	—	1	4	3
Gain on termination of cash flow hedge	—	—	(3)	—
Comprehensive net income (loss) attributable to CorePoint Lodging's Stockholders	$(13)	$14	$(75)	$34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statement of Equity (Unaudited)

For the Nine Months Ended September 30, 2018

(in millions, except per share data)

	Equity Attributable to CorePoint Lodging Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount

Balance as of January 1, 2018	58.7	$1	$(212)	$1,181	$(144)	$(1)	$3	$828
Net loss	—	—	—	—	(76)	—	—	(76)
Dividends on common stock ($0.267 per share)	—	—	—	—	(16)	—	—	(16)
Equity-based compensation	1.1	—	—	9	—	—	—	9
Purchase of common stock (pre Spin-Off)	(0.1)	—	(2)	—	—	—	—	(2)
Retirement of treasury stock	—	—	214	(214)	—	—	—	—
Cash flow hedge adjustment, net of tax	—	—	—	—	—	4	—	4
Gain on termination of cash flow hedge	—	—	—	—	—	(3)	—	(3)
Purchase of common stock (post Spin-Off)	(0.1)	—	—	(3)	—	—	—	(3)
Reorganization and separation from La Quinta Holdings Inc	—	—	—	—	739	—	—	739
Balance as of September 30, 2018	59.6	$1	$—	$973	$503	$—	$3	$1,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2018 and 2017

(in millions)

	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net income (loss)	$(76)	$31
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119	110
Gain (loss) related to real estate casualties	5	(1)
Loss on extinguishment of debt	17	—
Amortization of deferred costs and other assets	8	5
Equity-based compensation expense	9	12
Deferred tax (benefit) expense	(1)	16
Provision for doubtful accounts	1	2
Changes in assets and liabilities:
Accounts receivable	5	(8)
Other assets	(11)	(9)
Accounts payable and accrued expenses	(6)	(5)
Other liabilities	(2)	6
Net cash provided by operating activities	68	159
Cash flows from investing activities:
Capital expenditures, primarily investments in real estate	(138)	(158)
Lenders escrow	(15)	—
Insurance proceeds related to real estate casualties	16	5
Proceeds from sale of real estate	6	28
Payment of franchise incentives	—	(1)
Net cash used in investing activities	(131)	(126)
Cash flows from financing activities:
Proceeds from debt	1,060	—
Repayment of debt	(1,030)	(13)
Debt issuance costs	(29)	—
Issuance of mandatorily redeemable preferred shares	15	—
Dividends on common stock	(4)	—
Proceeds on termination of cash flow hedge	3	—
Payment for interest rate cap	(1)	—
Purchase of common stock	(5)	(1)
Reorganization and separation from La Quinta Holdings Inc.	(23)	—
Net cash provided by (used in) financing activities	(14)	(14)
Increase (decrease) in cash and cash equivalents	(77)	19
Cash and cash equivalents at the beginning of the period	141	161
Cash and cash equivalents at the end of the period	$64	$180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

CorePoint Lodging Inc., a Maryland corporation (“we,” “us,” “our,” “CorePoint,” “CorePoint Lodging” or the “Company”) is a nationwide lodging real estate company, primarily serving the upper mid-scale and mid-scale segments, with a portfolio of select service hotels located in the United States (“U.S.”). We have operated as an independent, self-administered, publicly traded company since May 30, 2018. See discussion below regarding our spin-off on May 30, 2018 and our continuing and discontinued operations.

The following table sets forth the number of owned and joint venture hotels as of September 30, 2018 and December 31, 2017 respectively:

	September 30, 2018		December 31, 2017
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	314	40,200	316	40,400
Joint Venture	1	200	1	200
Totals	315	40,400	317	40,600

(1)	As of September 30, 2018 and December 31, 2017, one and three of the owned hotels, respectively, were classified as assets held for sale.

For U.S. federal income tax purposes, we intend to make an election to be taxed as a real estate investment trust (“REIT”), effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ending December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. As a REIT, the Company is generally not subject to federal corporate income tax on the portion of its net income that is currently distributed to its stockholders.  To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage its hotels. Therefore, the REIT leases the hotel properties to CorePoint TRS L.L.C., the Company's wholly owned taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels. CorePoint TRS L.L.C. is subject to federal, state and local income taxes. Also, to maintain REIT status, we must distribute annually at least 90 percent of our “REIT taxable income”, as defined by the Code, to our stockholders. We intend to meet our distribution requirements effective for 2018 and thereafter as required by the Code.

Our Spin-Off from La Quinta Holdings Inc.

On May 30, 2018, La Quinta Holdings Inc., a Delaware corporation. (“LQH Parent,” and together with its consolidated subsidiaries, “LQH”) completed the separation of its real estate business from its franchise and management business, including the spin-off of its real estate ownership business into an independent, publicly traded company. The spin-off (“Spin-Off”) of CorePoint Lodging was made as part of a plan approved by LQH Parent’s board of directors to spin off LQH’s real estate business into a stand-alone, publicly traded company prior to the merger (“Merger”) of LQH Parent with a wholly owned subsidiary of Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide”). For additional discussion of the Spin-Off, the Merger and related transactions, see Note 3 “Discontinued Operations.”

Notwithstanding the legal form of the Spin-Off, for accounting and financial reporting purposes, LQH Parent is presented as being spun-off from CorePoint (a “reverse spin”). This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and is primarily a result of the relative significance of CorePoint’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Therefore, CorePoint Lodging is considered the divesting entity and treated as the “accounting successor,” and LQH Parent is the “accounting spinnee” and “accounting predecessor” for consolidated financial reporting purposes.

In accordance with GAAP, effective with the closing of the Spin-Off on May 30, 2018, the results of operations related to LQH Parent’s hotel franchise and hotel management business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of LQH Parent’s hotel franchise and hotel management business have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s consolidated balance sheet as of December 31, 2017 and the consolidated statement of equity for the nine months ended September 30, 2017 has been omitted. Unless otherwise noted, all disclosures in the notes accompanying the unaudited consolidated financial statements reflect only continuing operations.

Interim Unaudited Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. Although we believe the disclosures made are adequate to prevent the information presented from being misleading, these financial statements should be read in conjunction with LQH’s consolidated financial statements and notes thereto for the years ended December 31, 2017, 2016 and 2015.

Subsequent to May 30, 2018, the accompanying unaudited condensed consolidated financial statements include the accounts of the Company. The historical unaudited condensed consolidated financial statements through May 30, 2018 represent the financial position and results of operations of entities that have historically been under common control of the accounting predecessor, LQH Parent.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of September 30, 2018 and condensed consolidated statements of operations, comprehensive income, cash flows and equity for the periods ended September 30, 2018 and 2017 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our consolidated financial position as of September 30, 2018 and December 31, 2017, and our consolidated results of operations and cash flows for the periods ended September 30, 2018 and 2017.

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as its wholly-owned subsidiaries and any consolidated variable interest entities (“VIEs”).  We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our stockholders. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items as: Spin-Off related adjustments; income taxes; impairment of long-lived assets; casualty losses; fair value evaluations; depreciation and amortization; and equity-based compensation measurements. Actual results could differ from those estimates.

Reclassifications

Certain line items on the condensed consolidated balance sheet as of December 31, 2017 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 have been reclassified to conform to the current period presentation. These reclassifications had no impact on our net income (loss) or financial position and were made in order to conform to presentations consistent with other REIT lodging companies and reflect the results of discontinued operations. See Note 3 “Discontinued Operations” for additional information.

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

We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third party contract labor, materials, professional design and other direct costs, and during the redevelopment and renovation period interest, real estate taxes and insurance costs. The interest capitalization period begins when the activities related to the improvement have begun and ceases when the project is substantially complete and the assets are held available for use or occupancy. Once such a project is substantially complete and the associated assets are ready for intended use, interest costs are no longer capitalized. Normal maintenance and repair costs are expensed as incurred.

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

We recorded impairment expense of $1 million for the three and nine months ended September 30, 2017. We did not record any impairment loss for the three and nine months ended September 30, 2018.

Assets Held for Sale

For sales of real estate or assets classified as held for sale, we evaluate whether the disposition will have a major effect on our operations and financial results and will therefore qualify as a strategic shift. If the disposition represents a strategic shift, it will be classified as discontinued operations in our financial statements for all periods presented. If the disposition does not represent a strategic shift, it will be presented in continuing operations in our financial statements.

We classify hotels as held for sale when criteria are met in accordance with GAAP. At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that asset. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.

Cash and Cash Equivalents

We classify all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less as cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair market value.

Accounts Receivable

Accounts receivable primarily consists of receivables due from hotel guests, credit card companies and insurance settlements and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due, the financial condition of the debtor, and the general economy. Accounts receivable are written off when determined to be uncollectable and collection efforts have generally ceased. Our insurance settlement receivables included in accounts receivable are recorded based upon the terms of our insurance policies and our estimates of insurance losses. We recognize business interruption claims as revenue when collected and accordingly our accounts receivable do not include any amounts related to estimated business interruption claim recoveries. As of September 30, 2018, and December 31, 2017, the Company had $17 million and $23 million of insurance settlement receivables, respectively.

Debt and Deferred Debt Issuance Costs

Deferred debt issuance costs include costs incurred in connection with issuance of debt, including costs associated with the issuance of our credit facilities, and are presented as a direct reduction from the carrying amount of debt. These debt issuance costs are deferred and amortized to expense on a straight-line basis over the term of the debt, which approximates the effective interest amortization method. This amortization expense is included as a component of interest expense. When debt is paid prior to its scheduled maturity date or the underlying terms are materially modified, the remaining carrying value of deferred debt issuance costs, along with certain other payments to lenders, is included in loss on extinguishment of debt.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or pay to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In evaluating the fair value of both financial and non-financial assets and liabilities, GAAP establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels, which are as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

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

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Cash Flow Hedge are recorded in the condensed consolidated statements of comprehensive income (loss) until they are reclassified into earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Fair Value Hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the condensed consolidated statements of cash flows. Changes in fair value of undesignated hedge instruments are recorded in current period earnings.

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

There was no material impact to continuing operations in our financial statements due to the change in accounting policies for the three and nine months ended September 30, 2018.

Equity-Based Compensation

We have a stock-based incentive award plan for our employees and directors. Stock-based compensation expense associated with these awards is recognized in general and administrative expenses in our consolidated statements of operations. We recognize the cost of services received in an equity-based payment transaction with an employee or director as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. Measurement for these equity awards is the estimated fair value at the grant date of the equity instruments. Dividends related to unvested awards are charged to retained earnings. We recognize forfeitures as they occur.

Income Taxes

We are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as, a REIT, for U.S. federal income tax purposes beginning with our tax year ending December 31, 2018 and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income taxes has been included in our accompanying condensed consolidated financial statements for purposes of determining federal and state income tax expense for the three and nine months ended September 30, 2018 related to our REIT activities.

We are, and will continue to be, subject to U.S. federal income tax on taxable sales of built-in gain property (representing property with an excess of fair value over tax basis held by us on May 30, 2018) during the five-year period following our election to be taxed as a REIT. In addition, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes and non-U.S. income tax on foreign held REIT activities.

Through May 30, 2018, LQH Parent will file a federal income tax return, as well as certain state tax returns where we filed on a combined basis, and foreign tax filings, as applicable.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law. The Tax Act contains several key tax provisions that affected us, including a reduction of the corporate income tax rate to 21 percent effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing tax guidance is still outstanding, we consider the deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the one year measurement period permitted by SAB 118.

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

The percentages of our total revenues, excluding revenue from discontinued operations, from these states for the nine months ended September 30, 2018 and 2017 are as follows:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017

Texas	22%	21%
Florida	14%	17%
California	11%	10%
Total	47%	48%

Segment Reporting

Our hotel investments have similar economic characteristics and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregated basis. As a result, we have concluded that we have one reportable business segment.

Principal Components of Expenses

Rooms — These expenses include hotel operating expenses of housekeeping, reservation systems, room and breakfast supplies and front desk costs.

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

Other, net — These expenses include losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane or significant casualty. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset.

Newly Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), regarding the accounting for leases for both lessees and lessors. In July 2018, ASU 2016-02 was amended, providing another transition method by allowing companies to initially apply the new lease standard in the year of adoption and not the earliest comparative period. The lease standard amendment also provided a practical expedient for an accounting policy election for lessors, by class of underlying asset, to not separate nonlease components from the associated lease components, similar to the practical expedient provided for lessees. The lessor practical expedient is only available if the timing and pattern of transfer are the same for the nonlease and lease components and the lease components, if accounted for separately, would be classified as an operating lease.

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

For lessor accounting, our primary activity relates to daily hotel leases, where we intend to adopt the short-term lease exception and record lease revenue as its earned. However, for longer term leases, such as restaurant, cell towers and billboards, under current lessor accounting, a real estate lease could only be a sales-type lease if ownership of the real estate was transferred to the lessee. With the adoption of ASU 2016-02, there will no longer be an exclusion for real estate leases, where the same classification guidance applies as with all other leases. We are currently evaluating how this guidance would apply to lessor classification. If, as lessor, our real estate leases would be classified as sales-type leases, the real estate asset would be eliminated, a net investment asset would be recognized generally equal to the present value of the minimum lease payments plus the unguaranteed residual value and a selling profit or loss recorded. Additionally, only incremental direct leasing costs may be capitalized under this new guidance, which is primarily consistent with the Company’s existing policies.

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

Newly Adopted Accounting Standards

Effective January 1, 2018, we adopted FASB Topic 606. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for incidental hotel revenue will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard where we recorded a net reduction to opening retained earnings of approximately $15 million, net of tax, as of January 1, 2018 due to the cumulative impact of adopting ASC 606, which relates primarily to our discontinued operations. The adoption of this statement did not have a material impact on our continuing operations.

Effective January 1, 2018, we adopted FASB ASU 2017-05, Other Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 310-20), which requires the derecognition of a business in accordance with ASC 810, Consolidations, including instances in which the business is considered in substance real estate. In cases where a controlling interest in real estate was sold but a noncontrolling interest is retained, we may record a gain or loss related to both the sold and retained interests. The adoption of this standard did not have an impact on our condensed consolidated financial statements, but depending on future transactions, may in the future.

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

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently adopted or recently issued standards that are not yet effective have not or will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1 “Organization and Basis of Presentation,” LQH Parent completed the Spin-Off on May 30, 2018. As part of the Spin-Off closing, LQH Parent distributed to its stockholders all the outstanding shares of CorePoint common stock. Each holder of LQH Parent common stock received one share of CorePoint common stock for each share of LQH Parent common stock held  by such holder on the record date, after giving effect to a reverse stock split, whereby each share of the common stock of LQH Parent (par value $0.01) was reclassified and combined into one half of a share of the common stock of LQH Parent (par value $0.02) (the “Reverse Stock Split”). Immediately following the Spin-Off, pursuant to the terms of the merger agreement, LQH Parent became a wholly-owned subsidiary of Wyndham Worldwide and each share of LQH Parent common stock (after giving effect to the Reverse Stock Split) was converted into the right to receive $16.80 per share in cash (after giving effect to the Reverse Stock Split), without interest. Wyndham Worldwide repaid $715 million of LQH Parent’s debt net of cash and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the Spin-Off. Immediately following the Spin-Off, LQH Parent did not own any shares of any class of CorePoint outstanding common stock.

In connection with the Spin-Off, CorePoint entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) in January 2018 and entered into several other agreements with LQH Parent prior to consummation of the Spin-Off. These agreements set forth the principal transactions required to effect CorePoint’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint and LQH after completion of the Spin-Off.

Notwithstanding the legal form of the Spin-Off, for accounting and financial reporting purposes, LQH Parent is presented as being spun-off from CorePoint as a reverse spin. This presentation is in accordance with GAAP and is primarily a result of the relative significance of CorePoint’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Therefore, CorePoint Lodging is considered the divesting entity and treated as the accounting successor, and LQH Parent is the accounting spinnee and accounting predecessor for consolidated financial reporting purposes.

In accordance with GAAP, the results of operations related to LQH Parent’s hotel franchise and hotel management business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of LQH Parent’s hotel franchise and hotel management business have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s consolidated balance sheet as of December 31, 2017. Additionally, the financial statement presentation was modified to be more consistent with other REIT lodging companies and reflects the results of discontinued operations.

Because the separation was a spin-off among stockholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of the Company’s former hotel franchise and hotel management accounts are removed at their historical cost with an offsetting amount to stockholders’ equity. In connection with the Spin-Off, the Company recorded a $740 million adjustment in stockholders’ equity. The amount recognized will be adjusted in future reporting periods as the amount recorded is preliminary pending the finalization of various items including the final determination of the tax liabilities associated with the transaction and the settlement of other remaining considerations with Wyndham Worldwide. As these matters are finalized pursuant to the transaction agreements, the Company will record an adjustment to its cash balance or other working capital accounts with an offsetting amount to stockholders’ equity. Additionally, as the Spin-Off was a taxable spin, Wyndham Worldwide reserved $240 million to cover the tax payment for the spin transaction.  Any residual amount of the reserve in excess of the tax payment will be remitted to the Company. Any related tax payment in excess of such reserve is the responsibility of Wyndham Worldwide with the Company responsible for delivering to Wyndham Worldwide either cash equal to the excess or issuing shares of common stock to Wyndham Worldwide in lieu of cash. Any such shares issued to Wyndham Worldwide would be subject to a registration rights agreement. As these tax valuations are completed and the estimates are refined and finalized, the impact of the reorganization and separation from LQH on stockholders’ equity will be adjusted.

Results of Discontinued Operations

The following table summarizes the results of the hotel franchise and hotel management business which are presented as discontinued operations (in millions).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
FRANCHISE AND OTHER FEE BASED REVENUES	$—	$42	$58	$111
OPERATING EXPENSES
Corporate, general, administrative and marketing	—	28	64	86
Depreciation and amortization	—	2	4	6
Total Operating Expenses	—	30	68	92
Operating Income (Loss)	—	12	(10)	19
OTHER EXPENSES:
Interest expense	—	(8)	(15)	(25)
Loss on extinguishment of debt	—	—	(7)	—
Total Other Expenses	—	(8)	(22)	(25)
Income (loss) Before Income Taxes	—	4	(32)	(6)
Income tax benefit (expense), primarily current	—	(1)	7	3
Income (loss) from Discontinued Operations, net of tax	$—	$3	$(25)	$(3)

The following table presents the carrying amounts of the major classes of assets and liabilities of LQH Parent that were included in assets and liabilities from discontinued operations as of December 31, 2017 (in millions):

December 31, 2017

ASSETS FROM DISCONTINUED OPERATIONS
Total real estate, net	$49
Intangible assets, net of accumulated amortization	171
Accounts receivable, net	24
Other assets	36
Total Assets From Discontinued Operations	$280

LIABILITIES FROM DISCONTINUED OPERATIONS
Debt, net	$696
Accounts payable and accrued expenses	109
Other liabilities	21
Deferred tax liabilities	20
Total Liabilities From Discontinued Operations	$846

In connection with the Spin-Off, CorePoint made a cash payment to LQH Parent of approximately $1 billion (the “Cash Payment”), immediately prior to and as a condition of the Spin-Off. The Cash Payment was to facilitate the repayment of part of LQH Parent’s existing debt. Accordingly, concurrently with the closing of the Merger, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing debt.

As permitted under GAAP, the Company has elected not to adjust the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and September 30, 2017 to exclude cash flows attributable to discontinued operations. As such, the following table presents selected financial information of LQH Parent included in the condensed consolidated statements of cash flows (in millions):

	For the Nine Months Ended September 30,
	2018	2017

Non-cash items included in net income (loss):
Depreciation and amortization	$4	$6
Amortization of deferred costs	1	2
Loss on extinguishment of debt	7	—
Equity based compensation expense	4	6

Investing activities:
Capital expenditures	$11	$18

NOTE 4. INVESTMENTS IN REAL ESTATE

During the third quarter of 2018, one hotel was sold for net proceeds of $2 million resulting in a loss on sale of $0.4 million. During the nine months ended September 30, 2018, two hotels were sold for net proceeds of $6 million resulting in a gain on sale of $0.1 million. During the third quarter of 2017, one hotel was sold for net proceeds of $6 million resulting in a gain on sale of $1 million. During the nine months ended September 30, 2017, four hotels were sold for net proceeds of $28 million resulting in a gain on sale of $1 million.

Depreciation expense related to buildings and improvements, furniture, fixtures and other equipment was $39 million and $36 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense related to buildings and improvements, furniture, fixtures and other equipment was $115 million and $104 million for the nine months ended September 30, 2018 and 2017, respectively.

Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

We have pledged substantially all of our hotels as collateral for the CMBS Loan Agreement (as defined in Note 6 “Debt”).

NOTE 5. OTHER ASSETS

The following table presents other assets as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017

Lenders escrow	$15	$—
Prepaid expenses	9	12
Intangible assets	5	5
Assets held for sale	3	9
Other assets, primarily hotel supplies	19	6
Total other assets	$51	$32

Assets held for sale as of September 30, 2018 represent one hotel and approximately 150 rooms. Assets held for sale as of December 31, 2017 represent three hotels and approximately 400 rooms.

As required by the CMBS Loan Agreement, we entered into an interest rate cap agreement on May 30, 2018 with a notional amount of $1.035 billion and a one-month London Interbank Offering Rate (“LIBOR”) interest rate cap of 3.25 percent that expires on July 15, 2020 (the “Interest Rate Cap Agreement”). The Interest Rate Cap Agreement is for a period equal to the existing term of the CMBS

Facility and has a notional amount equal to or greater than the then outstanding principal balance of the CMBS Facility. The Company did not designate the interest rate cap as a hedge.

NOTE 6.  DEBT

The following table presents the carrying amount of our debt as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018	December 31, 2017	Interest Rate as of September 30, 2018 (1)	Maturity Date

CMBS Facility	$1,035	$—	One-month LIBOR + 2.75%	2020	(2)
Revolving Facility	—	—	One-month LIBOR + 4.50%	2020	(3)
Term Facility	—	1,003	N/A	N/A
	1,035	1,003
Less deferred debt issuance costs and original issue discount	(25)	(11)
Total debt, net	$1,010	$992

(1)	One-month LIBOR at September 30, 2018 was 2.26 percent.
(2)	After maturity in 2020, includes five extension options of twelve months each at CorePoint’s option subject to certain conditions.
(3)	After maturity in 2020, includes one-year extension subject to certain conditions.

Term Facility and Extinguishment of Debt

In connection with the Spin-Off and Merger, on May 30, 2018, we entered into the CMBS Loan Agreement and used the proceeds to repay and discharge existing loans (“Term Facility”).  During the nine months ended September 30, 2018, we recorded a $10 million loss related to the extinguishment of the Term Facility. The loss primarily included the write-off of unamortized debt issuance costs and original issuance discount.

The interest rate for the Term Facility from January 1, 2018 to March 6, 2018, was LIBOR plus 2.75 percent and for the period from March 7, 2018 to May 30, 2018 was LIBOR plus 3.00 percent.

CMBS Facility

On May 30, 2018, certain indirect wholly-owned subsidiaries of CorePoint (collectively, the “CorePoint CMBS Borrower”). CorePoint TRS L.L.C. and CorePoint Operating Partnership L.P. (“CorePoint OP”) entered into a Loan Agreement (the “CMBS Loan Agreement”), pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for 307 owned and ground leased hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”). The proceeds from the CMBS Facility were used to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of the Merger, Wyndham repaid, or caused to be repaid, the Term Facility.

The CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR and (ii) 2.75 percent per annum for the first five years of the term, 2.90 percent for the sixth year of the term and 3.00 percent for the seventh year of the term. Interest is generally payable monthly. In addition, in connection with the Spin-Off, we incurred additional interest expense of $2 million prior to the securitization of the debt.

The CMBS Facility has an initial term of two years, with five extension options of twelve months each exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement. No regular principal payments are due prior to the scheduled or extended maturity date. The CMBS Facility is pre-payable in whole or in part subject to payment of (i) all accrued interest through the end of the applicable accrual period and (ii) prior to the payment date in December 2019 a spread maintenance premium and in certain cases third party LIBOR breakage costs. Notwithstanding the above, the CorePoint CMBS Borrowers are permitted to prepay the CMBS Facility by an amount not to exceed 20 percent of the original principal balance of the CMBS Facility, in the aggregate without payment of any spread maintenance premium and the spread maintenance premium for prepayments after the payment date in November 2019 will be zero.

The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events,  restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of September 30, 2018, the Company was in compliance with these covenants.

At the closing of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account approximately $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, the CMBS Facility lender has the right to control the disbursement of  hotel operating cash receipts during the continuation of an event of default under the loan or if and while the debt yield for the CMBS Facility (generally defined as hotel property operating income before depreciation and corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility) falls below 12.33 percent through May 30, 2023 and 12.83 percent thereafter in each case for two consecutive quarters. During such an event, the lender will use the funds to pay all monthly amounts due under the CMBS Facility loan documents including, but not limited to, required ongoing reserves, debt service and fees for the CMBS Facility and Revolving Facility and property operating expenses. Any remaining funds after the payment of such expenses will be held under the control of the Lender in an excess cash flow account and such amounts will not be available to the CorePoint CMBS Borrower until such events are cured, except that, if no event of default is continuing and there is no bankruptcy event with respect to the CorePoint CMBS Borrower, the Lender will make such funds available to the CorePoint CMBS Borrower for the payment of certain expenses, including, among other things, various operating expenses and dividends, and distributions and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower. As of September 30, 2018, the Company was in compliance with these covenants.

Revolving Facility

Also on May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly owned subsidiary and the direct wholly owned subsidiary of CorePoint OP, and CorePoint OP  entered into the Revolver Credit Agreement providing for the $150 million Revolving Facility (“Revolving Facility”). The Revolving Facility will mature on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility. Upon consummation of the Spin-Off, $25 million was drawn on the Revolving Facility and repaid on August 3, 2018.  As of September 30, 2018, no amounts were outstanding under the Revolving Facility and the entire $150 million was available to be drawn by us.

Interest under the Revolving Facility will be, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 3.50 percent or a LIBOR rate plus a margin of 4.50 percent. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. Additionally, there is a commitment fee payable at the end of each quarter equal to 0.50 percent of unused commitments under the Revolving Facility and customary letter of credit fees.

The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults. The Revolving Facility also contains a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, as defined, and tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10 percent of the aggregate commitments of the Revolving Facility. As of September 30, 2018, the Company was in compliance with these covenants.

The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower (collectively, the “Revolver Subsidiary Guarantors”). The CorePoint Revolver Borrower’s obligations under the Revolving Facility and any hedging or cash management obligations are secured by (i) a perfected first-lien pledge of all equity interests in the CorePoint Revolver Borrower, all equity interests in any Revolver Subsidiary Guarantor and, subject to certain exceptions, all equity interests in certain CorePoint CMBS Borrowers and (ii) a perfected first-priority security interest in the CorePoint Revolver Borrower’s conditional controlled deposit account.

NOTE 7.  PREFERRED STOCK

In connection with LQH’s internal reorganization prior to the Spin-Off, the Company issued 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to a wholly owned subsidiary of LQH Parent for cash of $15 million. LQH, through its subsidiary, privately sold all of the Series A Preferred Stock to an unrelated third-party investor immediately prior to the completion of the Spin-Off.

On May 30, 2018, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary (as amended and supplemented, the “Articles Supplementary”) regarding certain rights of the shares of the Series A Preferred Stock. The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. As of September 30, 2018, we pay a cash dividend on the Series A Preferred Stock equal to 13 percent per annum, payable quarterly. If either our leverage ratio, as defined,  exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we will be required to pay a cash dividend on the Series A Preferred Stock equal to 15 percent per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5 percent per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. The Series A Preferred Stock are senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company.

The Series A Preferred Stock is mandatorily redeemable by us upon the tenth anniversary of the date of issuance. Beginning on the seventh anniversary of the issuance of the Series A Preferred Stock, we may redeem the outstanding Series A Preferred Stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the Series A Preferred Stock may also require us to redeem the Series A Preferred Stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon (and a premium if the change of control occurs prior to the seventh anniversary of the issuance of the Series A Preferred Stock). Due to the fact that the Preferred Stock is mandatorily redeemable by us, the preferred shares are classified as a liability on the accompanying condensed consolidated balance sheet as of September 30, 2018. Dividends on these preferred shares are classified as interest expense in the accompanying condensed consolidated statements of operations.

Holders of Series A Preferred Stock generally have no voting rights. However, the Articles Supplementary provide that, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock.  If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Preferred Stock on the tenth anniversary of its issuance or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable.

NOTE 8. FAIR VALUE MEASUREMENTS

We had no significant fair value adjustments on a recurring or nonrecurring basis as of September 30, 2018 and December 31, 2017.

The carrying amount and estimated fair values of our financial assets and liabilities were as follows (in millions):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt - CMBS Facility(1)(2)	$1,010	$1,010	$—	$—
Debt - Revolving Facility(1)	—	—	—	—
Debt - Term Facility(1)(3)	—	—	992	1,007
Mandatorily redeemable preferred shares(1)	15	15	—	—

(1)	Classified as Level 3 under the fair value hierarchy.
(2)	Carrying amount includes deferred debt issuance costs of $25 million as of September 30, 2018.
(3)	Carrying amount includes deferred debt issuance costs and original issue discount of $11 million as of December 31, 2017.

We believe the carrying amounts of our cash and cash equivalents and lenders escrow approximated fair value as of September 30, 2018 and December 31, 2017, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances.

We estimate the fair value of our debt and mandatorily redeemable preferred stock by using discounted cash flow analysis based on current market inputs for similar types of arrangements. The primary sensitivity in these calculations is based on the selection of appropriate discount rates. Fluctuations in these assumptions will result in different estimates of fair value.

NOTE 9. INCOME TAXES

To qualify as a REIT, the Company must meet a number of organizational, operational, and distribution requirements. As a REIT, the Company is generally not subject to federal corporate income taxes on the portion of its net income that is currently distributed to its stockholders. To the extent the Company does not distribute 100 percent of its taxable income for any year in which it has elected REIT status, the Company will be subject to income tax on the undistributed taxable income.  It is the Company’s current intention to adhere to these and all other applicable requirements and maintain the Company’s qualification for taxation as a REIT, including the requirement to distribute its taxable income. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four taxable years subsequent to the year of an uncured REIT qualification failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through the Company's TRS is subject to federal, state and local income taxes at normal corporate rates.

The Company recorded a provision for federal, state and foreign income tax expense of approximately $5 million and $9 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded a provision for federal, state and foreign income tax expense of approximately $6 million and $28 million for the nine months ended September 30, 2018 and 2017, respectively. The provision for the three and nine month periods ended September 30, 2018 and 2017 differs from the statutory federal tax rates of 21 percent and 35 percent, respectively, primarily due to our election to be taxed as a REIT which effectively eliminates the federal and state income tax on that portion of our operations, federal and state income taxes relating to the separation of our franchise and management business that are classified in discontinued operations, and the impact of state income taxes.

NOTE 10. EQUITY-BASED COMPENSATION

Our 2018 Omnibus Incentive Plan (the “Plan”) authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified and incentive stock options, dividends and dividend equivalents, and other stock-based awards. A total of 8 million shares of common stock has been authorized for issuance under the Plan and 7 million shares of common stock are available for issuance as of September 30, 2018. As of September 30, 2018, we have outstanding time-based RSUs and RSAs, where the award vests over time and is not subject to future performance targets and, accordingly, are initially recorded at the current market price at the time of grant. These time-based awards vest according to each agreement, either in equal increments over the vesting period or at the end of the vesting period (generally three to four years with acceleration in the event of certain defined events), as long as the employee remains employed with the Company.

In connection with the Spin-Off, the Company entered into an agreement with LQH Parent to modify all outstanding awards granted to the employees of LQH Parent. The agreement generally provides that, as of the separation, holders of such awards were entitled to receive CorePoint equity-based, time-vesting, compensation awards. Generally, all such CorePoint equity-based compensation awards (except for the LQH Performance Share Units (“PSUs”), as described below) retain the same terms and vesting conditions as the original LQH Parent equity-based compensation awards to which such awards relate. Under the agreement, holders of LQH RSAs and LQH RSUs received restricted shares of CorePoint common stock and CorePoint RSUs.  Holders of LQH PSUs received CorePoint RSAs. The number of shares subject to such converted awards were calculated based on adjustments to LQH Parent’s equity-based awards using the distribution ratio and assumed a majority of the performance-vesting awards vest at target performance levels.  Performance-based vesting with respect to the converted LQH PSUs were removed, and instead the CorePoint equity-based awards will vest, subject to the holder’s continued employment with LQH or CorePoint, as applicable, through the last date of the original performance period (as defined in the applicable LQH PSU grant notice) to which such awards relate, effectively transforming the PSU awards into time-vesting equity awards. Following the Spin-Off, the compensation expense related to these replacement equity-based compensation awards for the employees of LQH after the Spin-Off date is incurred by LQH.  The compensation expense related to these replacement equity-based compensation awards for the employees of CorePoint is incurred by

CorePoint. Dividends related to all of these replacement awards are charged to CorePoint retained earnings on the dividend payment date.

For the three and nine months ended September 30, 2018, we recognized $3 million and $5 million, respectively, of equity-based compensation expense in continuing operations. For the three and nine months ended September 30, 2017, we recognized $2 million and $6 million, respectively, of equity-based compensation expense in continuing operations.

For the nine months ended September 30, 2018, we recognized  $4 million of equity-based compensation expense in discontinued operations. For the three and nine months ended September 30, 2017, we recognized $2 million and $6 million, respectively, of equity-based compensation expense in discontinued operations.

The following table summarizes the activity of our RSAs and RSUs during the nine months ended September 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	560,015	$26.29
Granted	708,923	27.52
Conversion of the performance units upon completion of the spin-off	423,510	27.92
Vested	(478,104)	27.16
Forfeited	(28,200)	26.99
Unvested at September 30, 2018	1,186,144	$27.26

The amount of unvested RSA and RSU shares as of September 30, 2018 were 1,170,573 and 15,571, respectively. RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings per share.

NOTE 11. RELATED PARTY TRANSACTIONS

LQH Parent

As discussed in Note 3 “Discontinued Operations,” CorePoint entered into the Separation and Distribution Agreement in January 2018 and entered into several other agreements with LQH Parent prior to consummation of the Spin-Off. These agreements set forth the principal transactions required to effect CorePoint Lodging’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint Lodging and La Quinta after completion of the Spin-Off. These agreements also include arrangements with respect to transitional services to be provided by LQH Parent to CorePoint Lodging. In addition, prior to the Spin-Off, CorePoint Lodging entered into agreements, including long-term hotel management and franchise agreements for each of its hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off.

In connection with the Spin-Off, CorePoint made the Cash Payment to LQH Parent of approximately $1 billion, immediately prior to and as a condition of the Spin-Off. The Cash Payment was to facilitate the repayment of part of LQH Parent’s existing debt. In addition, concurrently with the closing of the Merger, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing Term Facility.

Prior to the Spin-Off and in connection with LQH’s internal reorganization, the Company issued 15,000 shares of Series A Preferred Stock to a wholly owned subsidiary of LQH Parent for cash of $15 million. Immediately prior to the completion of the Spin-Off, LQH sold the Series A Preferred Stock to an unrelated third-party investor. The Company did not participate in the sale and no dividends were paid to LQH Parent prior to their sale.

Other Related Parties

Prior to April 14, 2014, LQH and predecessor entities were owned and controlled by The Blackstone Group L.P. and its affiliates (collectivity, “Blackstone”). As of September 30, 2018, Blackstone beneficially owned approximately 29 percent of our shares of common stock outstanding.

In connection with the Spin-Off and prior to securitization of the CMBS Facility, approximately $518 million of the aggregate principal amount of our debt was held by Blackstone. During the third quarter of 2018, Blackstone contributed the $518 million loan to a single asset securitization vehicle and invested in a $99 million subordinate risk retention interest issued by such securitization vehicle.  Blackstone was paid all of its share of interest through the securitization date and the additional $2 million in interest. As of December 31, 2017, approximately $82 million of the aggregate principal amount of LQH’s Term Facility was held by Blackstone. In connection with the consummation of the Merger on May 30, 2018, all outstanding amounts under LQH’s Term Facility were repaid in full.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The fees paid for these products and services were approximately $1 million and $3 million during the three months and nine months ended September 30, 2017, respectively. The fees paid for these products and services were approximately $1 million during the nine months ended September 30, 2018.

In September 2018, the Company entered into a consulting agreement with Mr. Glenn Alba, a member of the Company’s Board of Directors, pursuant to which Mr. Alba provides consulting services in connection with developing, reviewing and advising on the Company’s real estate and capital deployment policies, strategies and programs. Mr. Alba will receive approximately $8 thousand monthly and reimbursement of all reasonable business expenses incurred on behalf of the Company.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Hotel Management and Franchising Agreements

Management Fees

On May 30, 2018, the Company entered into separate hotel management agreements with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to five percent of total gross revenues, as defined.

LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. We have consultative and limited approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel. We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees and other costs that the manager incurs to operate the hotels.  The term of the management agreements is 20 years, subject to two renewals of five years each, at LQM’s option. There are penalties for early termination.

Royalty Fees

On May 30, 2018, we entered into separate hotel franchise agreements with La Quinta Franchising LLC (“LQ Franchising”). Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards. As of September 30, 2018, 314 of our franchise agreements were with LQ Franchising.

Our franchise agreements require that we pay a five percent royalty fee on gross room revenue. The term of the franchise agreements is  through 2038, subject to one renewal of ten years, at the franchisor’s option. There are penalties for early termination.

In addition to the royalty fee, the LQ Franchising agreement includes a reservation fee of 2 percent of gross room revenues, a marketing fee of 2.5 percent of gross room revenues, a loyalty program fee of 5 percent of eligible room night revenue, and other miscellaneous ancillary fees. Reservation fees are included within room expense in the accompanying condensed consolidated statements of operations.  The marketing fee and loyalty program fees are included within other departmental and support in the accompanying condensed consolidated statements of operations.

Litigation

We are a party to a number of pending claims and lawsuits arising in the normal course of business. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our condensed consolidated financial condition, results of operations or our cash flows taken as a whole.

We and our hotel manager maintain general and other liability insurance; however, certain costs of defending lawsuits, such as those within the retention or insurance deductible amount, are not covered by or are only partially covered by insurance policies. We regularly evaluate our ultimate liability costs with respect to such claims and lawsuits. We accrue costs from litigation as they become probable and estimable.

Tax Contingencies

Under the terms of the Spin-Off and Merger agreements, we retained any liabilities arising from LQH federal, state or local income tax obligations through tax years ended December 31, 2014. Wyndham Worldwide assumed LQH federal, state or local income tax obligations for LQH tax periods thereafter through and including the Spin-Off date of May 30, 2018.

Additionally, as the Spin-Off was a taxable spin, Wyndham Worldwide reserved $240 million to cover their potential tax payments related to the Spin-Off. Any amount of the reserve related to the spin tax payment will be remitted to the Company with an increase to stockholders’ equity. Any related tax payment in excess of the reserve is the responsibility of Wyndham Worldwide with the Company delivering to Wyndham Worldwide either cash equal to the excess or issuing common stock based on the excess payment amount and the current fair value of the Company’s common stock.  As the income tax returns for the year ended 2017 were recently filed in October 2018, which along with other supporting in-process schedules would serve as the basis for determining the final spin tax payment, the final determination of the reserve amount is not known. However, we believe the eventual resolution of the reserve amount will not be material to the Company’s consolidated financial condition. Any adjustment related to the settlement of the reserve, including the issuance of the Company’s common stock, would result in an adjustment to equity.

We are subject to regular audits by federal and state tax authorities. These audits may result in additional tax liabilities. The Internal Revenue Service (“IRS”) is currently auditing one of our former LQH REITs, and one of our former LQH TRSs, in each case for the tax years ended December 31, 2010 and 2011. As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham Worldwide or any other parties.  On July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100 percent tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the taxable REIT subsidiary exceeded an arm’s length rent. After our appeal in November 2017, IRS Appeals returned the matter to IRS Examination for further factual development. There has been no substantive activity on these audits since that date.

We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of September 30, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100 percent of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham Worldwide or any other parties. On August 8, 2017, the IRS issued a 30-Day Letter, in which it is proposed to disallow net operating loss (“NOL”) carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of September 30, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

Purchase Commitments

As of September 30, 2018, we had approximately $13 million of purchase commitments related to certain continuing redevelopment and renovation projects and other commitments.

NOTE 13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents the supplemental cash flow information for the nine months ended September 30, 2018 and 2017 (in millions):

	For the Nine Months Ended September 30,
	2018	2017

Supplemental cash flow information:
Interest paid during the period	$63	$57
Income taxes paid during the period, net of refunds	4	14
Supplemental non-cash disclosure:
Capital expenditures included in accounts payable	3	8
Cash flow hedge adjustment, net of tax	1	3
Casualty receivable related to real estate	5	6
Dividends payable on common stock	12	—

NOTE 14. EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. Dilutive securities include equity-based awards issued under long-term incentive plans, as discussed in Note 10 “Equity Based Compensation.”

The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods when we have net income. None of our securities are considered participating securities for the periods presented.

As described in Note 1 “Organization and Basis of Presentation,” on May 30, 2018, LQH Parent stockholders of record as of May 18, 2018, received one share of CorePoint common stock for each share of LQH Parent common stock held after giving effect to the Reverse Stock Split. Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 is calculated using the weighted average number of basic, dilutive and anti-dilutive common shares outstanding during the periods, as adjusted for the one-to-two distribution ratio.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Numerator:
Income (loss) from Continuing Operations, net of tax	$(13)	$10	$(51)	$34
Loss on Discontinued Operations, net of tax	-	3	(25)	(3)
Net income (loss) attributable to CorePoint Lodging's stockholders	$(13)	$13	$(76)	$31
Denominator:
Weighted average number of shares outstanding, basic	58.5	58.0	58.3	58.0
Weighted average number of shares outstanding, diluted	58.5	58.4	58.3	58.3

Basic earnings (loss) per share from continuing operations	$(0.22)	$0.16	$(0.87)	$0.59
Basic earnings (loss) per share from discontinued operations	—	0.06	(0.43)	(0.05)
Basic earnings (loss) per share	$(0.22)	$0.22	$(1.30)	$0.54

Diluted earnings (loss) per share from continuing operations	$(0.22)	$0.16	$(0.87)	$0.58
Diluted earnings (loss) per share from discontinued operations	—	0.06	(0.43)	(0.06)
Diluted earnings (loss) per share	$(0.22)	$0.22	$(1.30)	$0.52

The earnings per share amounts are calculated using unrounded amounts and shares which result in differences in rounding of the presented per share amounts.

For the three and nine months ended September 30, 2018, approximately 1.2  million shares and 0.8 million shares, respectively, were excluded from the computation of diluted shares, as their impact would have been anti-dilutive.

NOTE 15. SUBSEQUENT EVENTS

On September 19, 2018, our Board of Directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the third quarter of 2018. The third quarter dividend was paid on October 15, 2018 to stockholders of record as of October 1, 2018.

On November 5, 2018, our Board of Directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the fourth quarter of 2018. The fourth quarter dividend will be paid on January 15, 2019 to stockholders of record as of December 31, 2018.

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

OVERVIEW

Our business

CorePoint Lodging Inc. is a leading owner in the mid-scale and upper mid-scale select service hotel space, primarily under the La Quinta brand. Our portfolio, as of September 30, 2018, consisted of 315 hotels representing approximately 40,400 rooms across 41 states in attractive locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly owned. We primarily derive our revenues from our hotel operations.

Strategic Priorities

CorePoint Lodging Inc. is positioned as the only publicly traded U.S. lodging REIT strategically focused on the ownership of mid-scale and upper mid-scale select-service hotels. Our strategic priorities include proactive asset management, value-enhancing investments, disciplined capital allocation, and maintaining a strong balance sheet.

Spin-off from LQH

On May 30, 2018, LQH Parent spun off of its real estate ownership business into an independent, publicly traded company as part of a plan approved by LQH Parent’s board of directors (the “Spin-Off”) prior to the merger (“Merger”) of LQH Parent with a wholly owned subsidiary of Wyndham Worldwide Corporation (“Wyndham Worldwide”).

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

In addition, prior to the Spin-Off, CorePoint Lodging entered into agreements, including long-term hotel management and franchise agreements for each of its hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off. The unaudited condensed consolidated financial statements of CorePoint included herein do not reflect the effect of these new or revised agreements for the entirety of the periods presented and LQH’s historical expenses may not be reflective of CorePoint Lodging’s condensed consolidated results of operations, financial position and cash flows had it been a stand-alone company during the entirety of the periods discussed in the “Results of operations” section below. Effective with the closing of the Spin-Off, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations.

Wyndham Worldwide transition and integration

In connection with the agreements entered into with La Quinta, our hotels became a part of the management and franchise platforms of Wyndham Worldwide and we are pro-actively engaged in the related transition and integration. This includes:

•	accessing Wyndham Worldwide’s customer network and loyalty platforms to potentially increase market share at a more cost-effective acquisition cost;
•	technology and system integrations for property management, reservation systems and revenue management, which could expand our asset management effectiveness; and
•	gross margin initiatives related to labor, procurement and other service deliveries.

We are in regular communication with La Quinta and are actively monitoring our progress. We expect the technology components, which are a part of Wyndham Worldwide’s technology upgrade, to be completed in the first half of 2019. Accordingly, we believe the major components of this transition to be completed during 2019; however, given the dynamics of the lodging sector and ever-changing technology opportunities, the interaction with our property manager will continuously be evolving.

REIT election

For U.S. federal income tax purposes, CorePoint Parent intends to make an election to be taxed as a REIT, effective May 31, 2018, with the filing of its U.S. federal income tax return for the year ending December 31, 2018. So long as CorePoint Parent qualifies as a REIT, it generally will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its stockholders. To qualify as a REIT for U.S. federal income tax purposes, CorePoint Parent must continually satisfy tests concerning, among other things, the real estate qualification of sources of its income, the composition and values of its assets, the amounts it distributes to its stockholders and the ownership of its stock. In order to comply with REIT requirements, CorePoint Parent may need to forego otherwise attractive opportunities and limit its expansion opportunities and the manner in which it conducts its operations. Also to qualify as a REIT, CorePoint Parent must engage a third party manager to operate and manage its hotels. The expense and the restrictions imposed by these arrangements may be greater than those for other REIT and non-REIT hotel owners and operators. See “Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” in the Information Statement.

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

Repositioning

         In 2016, LQH Parent identified approximately 54 properties that, with the appropriate scope of capital investment and renovation, LQH Parent believed would have the opportunity to re-position within a market, capturing increased occupancy and additional rate while being measured against new, higher quality competitive sets. LQH Parent began execution of an investment plan to invest more than $200 million in the hotels identified in the fourth quarter of 2016, with the start and completion dates for these projects being staggered from 2016 to 2019. The timing of the renovations has been sequenced with the goal of minimizing displacement, and maximizing readiness for peak demand seasons. The capital expenditures related to the repositioning for the first nine months of 2018 was approximately $54 million. As of September 30, 2018, the construction phase of the repositioning effort had been completed for 49 of these hotels.

OPERATIONS

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

Segment

We have one reportable segment which included 315 properties totaling approximately 40,400 rooms within the United States (“U.S.”) as of September 30, 2018. Our reportable segment is managed discretely and for which discrete financial information is reviewed regularly by our Chief Executive Officer, who is our chief operating decision maker, to assess performance and make decisions regarding the allocation of resources. Our reportable segment derives its earnings from the operation of owned hotel properties located in the United States.

Ownership

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

The following table sets forth the number of hotels in our portfolio as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Number of Hotels
Owned Hotels (1)	314	317
Joint Venture	1	1
Total Hotels	315	318

(1)

Owned Hotels includes 18 properties that are subject to ground leases; we include these 18 properties as hotels throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of September 30, 2018 and 2017, Owned Hotels include one and three hotels, respectively, which met the criteria to be classified as assets held for sale.

The following table summarizes our hotels as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Number of Hotels(1)
La Quinta Inn & Suites (interior corridor)	181	178
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	41	45
La Quinta Inns (exterior corridor)	89	92
Baymont Inns (exterior corridor)	1	-
Total Hotels	315	318

(1)

The hotel designated as assets held for sale as of September 30, 2018 is a La Quinta Inns (interior corridor). Of the three hotels designated as assets held for sale as of September 30, 2017, one is a La Quinta Inns (interior corridor) and two are La Quinta Inns (exterior corridor).

Hurricanes

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

During the third quarter of 2018, Hurricane Florence made landfall on the coastal Carolina region of the United States.  The impact of this hurricane had minimal effect on our operations.

As of September 30, 2018, approximately 1% of our rooms remain out of service due to hurricane damage. We continue to work closely with our insurance adjusters, claims adjusters and construction staff to bring the affected rooms back online as quickly as possible. Property and business interruption insurance claims will be made as determined through the evaluation process; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Capital expenditures will be made in order to restore these hotels to pre-hurricane condition and may be larger than normal due to the scope of the damage. Timing differences have existed and are likely to continue to exist between the capital expenditures and insurance proceeds as reflected in our financial statements.

In October 2018, Hurricane Michael made landfall primarily in the Florida panhandle region. The hurricane caused us to close our hotel in Panama City, Florida with total damage currently estimated at approximately $10 million to $15 million. Timing differences are likely to exist between capital expenditures and insurance proceeds.

Seasonality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. Additionally, our quarterly results may be further affected by the timing of certain of our marketing production expenditures. Further, the timing of any hotel repositioning, acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

Inflation

We do not believe that inflation had a material effect on our business during the three and nine month periods ended September 30, 2018 and 2017. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates and operating expenses, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

Key components and factors affecting our results of operations

Revenues

Room revenues are primarily derived from room lease rentals at our hotels. We recognize room revenue on a daily basis based on an agreed-upon daily rate after the guest has stayed at one of our hotels. Customer incentive discounts, cash rebates, and refunds are recognized as a reduction of room revenues. Occupancy, hotel, and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in our condensed consolidated statements of operations.

Principal Components of Revenues

Rooms. These revenues represent room lease rentals at our hotels and account for a substantial majority of our total revenue.

Other revenue.  These revenues represent revenue generated by the incidental support of operations at our hotels, including charges to guests for vending commissions, meeting and banquet room, and other rental income from operating leases associated with leasing space for restaurants, billboards and cell towers.

Factors Affecting our Revenues

Consumer demand. Consumer demand for our products and services is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, non-residential fixed investment and the consumer price index. Declines in consumer demand due to adverse general economic conditions, reductions in travel patterns, and lower consumer confidence can lower the revenues and profitability of our hotels. Further, competition for guests and the supply of services at our hotels affect our ability to sustain or increase rates charged to customers at our hotels. As a result, changes in consumer demand and general business cycles have historically subjected, and could in the future subject, our revenues to significant volatility. In addition, leisure travelers make up the majority of our transient demand. Therefore, we will be significantly more affected by trends in leisure travel than trends in business travel.

Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR (as defined below), tend to increase when demand growth exceeds supply growth. The addition of new competitive hotels affects the ability of existing hotels to sustain or grow RevPAR, and thus profits.

Age and amenities. Newly constructed or remodeled hotels generally will drive higher room rates and occupancy than older properties with deferred maintenance. Similarly, hotels with greater and more current amenities, which are in demand by lodgers, will also be able to achieve higher room rates and occupancy.

Expenses

Principal Components of Expenses

Rooms. These expenses include hotel operating expenses of housekeeping, reservation systems, room and breakfast supplies and front desk costs.

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

Management and royalty fees. Management fees represent fees paid to third parties and are computed as a percentage of gross revenue.  Royalty fees are generally computed as a percentage of rooms revenues. In connection with the Spin-Off, we entered into new, long term, management and franchise agreements with significant early cancellation provisions (refer to Note 12 “Commitments and Contingencies” included in the notes to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for additional information).

Other, net. These expenses include losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane or a significant casualty. Impairment losses are non-cash expenses that are recognized when circumstances indicate that the carrying value of a long-lived asset is not recoverable. An impairment loss is recognized for the excess of the carrying value over the fair value of the asset.

Factors Affecting our Costs and Expenses

Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues. These expenses can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided. Our management and royalty fees are also primarily driven by our level of gross or room revenues.

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

Age. As hotels age, maintenance expense tends to increase. These expenses include more frequent and higher costing repairs, higher utility expenses, increased supplies and higher labor costs. If these costs result in capitalized improvements, depreciation expense could increase over time as discussed above.

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

Average daily rate (“ADR”) represents hotel room revenues divided by total number of rooms leased in a given period. ADR measures the average room price attained by a hotel or group of hotels, and ADR trends provide useful information concerning pricing policies and the nature of the guest base of a hotel or group of hotels. Changes in room rates have an impact on overall revenues and profitability.

Occupancy represents the total number of rooms leased in a given period divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of our hotels’ available capacity, which may be affected from time to time by our repositioning, property casualties and other activities. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

Revenue per available room (“RevPAR”) is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include other ancillary, non-room revenues, such as food and beverage revenues or parking, telephone or other guest service revenues generated by a hotel, which are not significant for CorePoint.

RevPAR changes that are driven predominately by occupancy have different implications for overall revenue levels and incremental hotel operating profit than changes driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room and other revenues, as well as incremental operating costs (including, but not limited to, housekeeping services, utilities and room amenity costs). RevPAR increases due to higher ADR, however, would generally not result in additional operating costs, with the exception of those charged or incurred as a percentage of revenue, such as management and royalty fees, credit card fees and commissions. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability at our hotels than changes in RevPAR driven by occupancy levels. Due to seasonality in our business, we review RevPAR by comparing current periods to budget and period-over-period.

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that become subject to a purchase and sale agreement; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period.  Of the 315 hotels in our system as of September 30, 2018, 305 have been classified as comparable hotels.

Non GAAP Financial Measures

We also evaluate the performance of our business through certain other financial measures that are not recognized under GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income. These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP. In compliance with SEC requirements, our non-GAAP measurements are reconciled to the most directly comparable GAAP performance measurement. For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgement on these non-GAAP measurements.

EBITDA, EBITDAre and Adjusted EBITDAre

“EBITDA.” Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many REIT and non-REIT related industries.  The Company believes EBITDA is useful in evaluating our operating performance because it provides an indication of our ability to incur and service debt, to satisfy general operating expenses, and to make capital expenditures. We calculate EBITDA excluding discontinued operations.

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

“Adjusted EBITDAre.”  The Company adjusts EBITDAre when evaluating its performance because the Company believes that the adjustment for certain items, such as reorganization and separation transaction expenses, acquisition and disposition transaction expenses, stock-based compensation expense, discontinued operations, and other items not indicative of ongoing operating performance, provides useful supplemental information to management and investors regarding its ongoing operating performance. The Company believes that EBITDAre and Adjusted EBITDAre provide useful information to investors about it and its financial condition and results of operations for the following reasons: (i) EBITDAre and Adjusted EBITDAre are among the measures used by Company’s management to evaluate its operating performance and make day-to-day operating decisions; and (ii) EBITDAre and Adjusted EBITDAre are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in and apart from the Company’s industry sector.

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

•

EBITDAre and Adjusted EBITDAre do not reflect the impact on earnings or changes resulting from matters that the Company considers not to be indicative of its future operations, including but not limited to discontinued operations, impairment, acquisition and disposition activities and restructuring expenses;

•

although depreciation, amortization and impairment are non-cash charges, the assets being depreciated, amortized or impaired will often have to be replaced, upgraded or repositioned in the future, and EBITDAre and Adjusted EBITDAre do not reflect any cash requirements for such replacements; and

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

The following is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Income (loss) attributable to CorePoint Lodging Stockholders	$(13)	$13	$(76)	$31
Interest expense	17	12	48	36
Income tax expense	5	9	6	28
Depreciation and amortization	39	36	115	104
Loss from discontinued operations	—	(3)	25	3
EBITDA	48	67	118	202
Impairment loss and casualty (gain) loss	3	3	5	—
EBITDAre	51	70	123	202
Equity-based compensation	3	2	5	6
Spin-Off and reorganization expenses	2	6	40	15
Loss on extinguishment of debt	—	—	10	—
Other (income) expense, net	(1)	(1)	(1)	1
Adjusted EBITDAre	$55	$77	$177	$224

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present NAREIT FFO attributable to stockholders and NAREIT FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by NAREIT, as net income or loss attributable to stockholders (calculated in accordance with GAAP), excluding depreciation and amortization, gains or losses on sales of assets, impairment, discontinued operations, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. Since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance. We believe NAREIT FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do. We calculate NAREIT FFO per diluted share as our NAREIT FFO divided by the number of fully diluted shares outstanding during a given operating period.

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

The following table provides a reconciliation of net income (loss) attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders (in millions):

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net Income (loss) attributable to CorePoint Lodging Stockholders	$(13)	$13	$(76)	$31
Depreciation and amortization	39	36	115	104
Loss from discontinued operations	—	(3)	25	3
Impairment loss and casualty (gain) loss	3	3	5	-
NAREIT defined FFO attributable to stockholders	29	49	69	138
Equity-based compensation expense	3	2	5	6
Amortization expense of deferred financing costs	4	2	8	5
Spin-Off and reorganization expense	2	6	40	15
Loss on extinguishment of debt, net	—	—	10	—
Other (income) expense, net	(1)	(1)	(1)	1
Adjusted FFO attributable to stockholders	$37	$58	$131	$165

Weighted average number of shares outstanding, diluted (1)	59.6	58.4	59.1	58.3

(1)

Share amounts are presented on a diluted basis assuming a positive non-GAAP financial measure. This presentation will differ from our GAAP diluted shares for the anti-dilutive effects when we report a GAAP net loss. See note 14 “Earnings Per Share.”

Results of operations

The following table presents hotel operating statistics for our comparable hotels for the applicable periods (1):

	Three Months Ended September 30, 2018	Variance Three Months 2018 vs. Three Months 2017		Nine Months Ended September 30, 2018	Variance Nine Months 2018 vs. Nine Months 2017
Occupancy	68.8%	10	bps	66.4%	-60	bps
ADR	$91.56	3.5%		$91.02	4.1%
RevPAR	$63.00	3.6%		$60.42	3.2%

(1)	See definition of comparable hotels in “—Key indicators of financial condition and operating performance—Comparable hotels.” Basis points (“bps”) represents one hundredth of one percent.

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

Three months ended September 30, 2018 compared with three months ended September 30, 2017

The following tables present our overall operating performance for the three months ended September 30, 2018 and 2017, including the amount and percentage change in these results between the periods with discussion of significant variances ($ in millions, non-meaningful percentage changes are noted as “NM”):

	For the Three Months Ended September 30,		Increase/(Decrease)
	2018	2017	$ change	% change
REVENUES:
Rooms	$230	$223	$7	3.1
Other	4	4	—	—
Total Revenues	234	227	7	3.1
OPERATING EXPENSES:
Rooms	102	94	8	8.5
Other departmental and support	33	31	2	6.5
Property tax, insurance and other	17	16	1	6.3
Management and royalty fees	23	—	23	NM
Corporate general and administrative	10	18	(8)	(44.4)
Depreciation and amortization	39	36	3	8.3
Other, net	3	3	—	—
Total Operating Expenses	227	198	29	14.6
Operating Income	7	29	(22)	(75.9)
OTHER INCOME (EXPENSES):
Interest expense	(17)	(12)	(5)	41.7
Other income, net	2	2	—	—
Total Other Expenses, net	(15)	(10)	(5)	50.0
Income (Loss) from Continuing Operations Before Income Taxes	(8)	19	(27)	NM
Income tax expense	(5)	(9)	4	(44.4)
Income (Loss) from Continuing Operations, net of tax	(13)	10	(23)	NM
Income from Discontinued Operations, net of tax	—	3	(3)	(100.0)
Net Income (loss) attributable to CorePoint Lodging stockholders	$(13)	$13	$(26)	NM

Revenues

The increase in room revenues of $7 million or 3.1 percent, was primarily driven by an increase in RevPAR at our comparable hotels of 3.6 percent for the three months ended September 30, 2018 over the prior year period. The increase in RevPAR was driven by an increase in ADR of 3.5 percent and an increase in occupancy of 10 basis points. This increase was partially offset by the sale of three hotels between the periods. Excluding the impact of the hotels impacted by hurricanes Harvey and Irma, comparable RevPAR increased 4.7 percent for the three months ended September 30, 2018 over the comparable prior period.

Other revenues at our hotels for each of the three month periods ended September 30, 2018 and 2017 totaled $4 million. These revenues represent revenue generated by the incidental support of operations at our hotels, including charges to guests for vending commissions, meeting and banquet room revenue, and other rental income from operating leases associated with leasing space for restaurants or other retail sites, billboards and cell towers.

Operating expenses

	Three Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Rooms	$102	$94	8.5

The variance in rooms expenses was primarily caused by increases in payroll (including salaries and hourly wages) and benefits, sales manager expenses due to additional labor investments across the portfolio, reservation fees, contract labor due to difficulty in hiring, travel agency commission costs due to increased volume driven through third party online travel agencies, hotel supply expense, and breakfast expense. These increases were partially offset by decreases in expense caused by three fewer hotels in the hotel portfolio at September 30, 2018 in comparison to the hotels owned at September 30, 2017.

	Three Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Management and royalty fees	$23	$—	NM

We did not incur any management and royalty fees prior to May 30, 2018.  On May 30, 2018, in connection with the Spin-Off, we entered into management and franchise agreements for our hotels with La Quinta Management L.L.C. (“LQM”) and La Quinta Franchising LLC (“LQ Franchising”), respectively.  Management fees are computed as five percent of total gross revenue and royalty fees are computed as five percent of total gross rooms revenues. We expect these fees to be a significant variance to prior periods through 2019.

	Three Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Corporate general and administrative	$10	$18	(44.4)

The decrease in corporate general and administrative expenses was primarily the result of increased costs in the third quarter of 2017 associated with pursuing the separation of our real estate business from our franchise and management business. This decrease was partially offset with an increase in expenses in establishing CorePoint Lodging as an independent, publicly traded company.

	Three Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Depreciation and amortization	$39	$36	8.3

The increase in depreciation and amortization of $3 million was primarily the result of additional depreciation on certain assets in 2018 driven by increases in capital expenditures between September 30, 2017 and September 30, 2018. We had approximately $104 million more in depreciable real estate assets as of September 30, 2018 compared to as of September 30, 2017. In accordance with GAAP, there was no adjustment to depreciable assets as a result of the Spin-Off.

	Three Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Interest expense	$(17)	$(12)	41.7

On May 30, 2018, in connection with the Spin-Off, we borrowed an aggregate principal amount of $1.035 billion under the CMBS Facility (as defined below).  The proceeds from the CMBS Facility were used to facilitate the repayment of existing debt. Accordingly, our total debt outstanding for the three month period in 2018 was approximately $44 million higher than the corresponding period in 2017. On May 30, 2018, we borrowed $25.0 million under our Revolving Facility (as defined below) at a rate of one-month LIBOR plus 4.50 percent per annum. On August 2, 2018, we repaid the $25 million amount previously drawn on the Revolving Facility. The deferred financing costs related to the CMBS and Revolving Facility are being amortized over their initial term, which is a shorter period than the prior debt instruments, and accordingly are approximately $3 million higher than the same period in 2017.  Additionally, distributions on our preferred stock classified as interest expense were approximately $1 million for the three months ended September 2018. The increase in interest expense was primarily due to these changes in the structure of the debt facilities.

	Three Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Income tax expense	$(5)	$(9)	(44.4)

The decrease in income tax expense of $4 million is primarily the result of our intent to be taxable as a REIT, which effectively eliminates federal and state income taxes for that portion of our operations. Our income tax expense for the three months ended September 30, 2018 is primarily attributable to our TRS.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

The following tables present our overall operating performance for the nine months ended September 30, 2018 and 2017, including the amount and percentage change in these results between the periods with discussion of significant variances ($ in millions, non-meaningful percentage changes are noted as “NM”):

	Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	$ change	% change
REVENUES:
Rooms	$650	$644	$6	0.9
Other	13	12	1	8.3
Total Revenues	663	656	7	1
OPERATING EXPENSES:
Rooms	287	268	19	7.1
Other departmental and support	92	89	3	3.4
Property tax, insurance and other	52	43	9	20.9
Management and royalty fees	32	—	32	NM
Corporate general and administrative	73	56	17	30.4
Depreciation and amortization	115	104	11	10.6
Other, net	5	-	5	NM
Total Operating Expenses	656	560	96	17.1
Operating Income	7	96	(89)	(92.7)
OTHER INCOME (EXPENSES):
Interest expense	(48)	(36)	(12)	33.3
Other income, net	6	2	4	NM
Loss on extinguishment of debt	(10)	—	(10)	NM
Total Other Expenses, net	(52)	(34)	(18)	52.9
Income (loss) from Continuing Operations Before Income Taxes	(45)	62	(107)	NM
Income tax expense	(6)	(28)	22	(78.6)
Income (loss) from Continuing Operations, net of tax	(51)	34	(85)	NM
Loss from Discontinued Operations, net of tax	(25)	(3)	(22)	NM
Net Income (loss) attributable to CorePoint Lodging stockholders	$(76)	$31	$(107)	NM

Revenues

The increase in room revenues of $6 million, or 0.9 percent, was primarily driven by an increase in RevPAR at our comparable hotels of 3.2 percent for the nine months ended September 30, 2018 over the prior year period. The increase in RevPAR was driven by an increase in ADR of 4.1 percent, offset slightly by a decrease in occupancy of 60 basis points. This increase was partially offset by the sale of three hotels between the periods. Excluding the impact of the hotels impacted by hurricanes Harvey and Irma, comparable RevPAR increased 5.1 percent for the nine months ended September 30, 2018.

Other revenues for the nine months ended September 30, 2018 and 2017 totaled $13 million and $12 million, respectively. These revenues represent revenue generated by the incidental support of operations at our hotels, including charges to guests for vending commissions, meeting and banquet room revenue, and other rental income from operating leases associated with leasing space for restaurants or other retail sites, billboards and cell towers.

Operating expenses

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Rooms	$287	$268	7.1

The variance in rooms expenses was primarily caused by increases in payroll (including salaries and hourly wages) and benefits, sales manager expenses due to additional labor investments across the portfolio, contract labor due to difficulty in hiring, travel agency commission costs due to increased volume driven through third party online travel agencies, reservation expense, breakfast expense, and hotel supply expense. These increases were partially offset by decreases in expense caused by three fewer hotels in the hotel portfolio at September 30, 2018 in comparison to the hotels owned at September 30, 2017.

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Property tax, insurance and other	$52	$43	20.9

The increase in other property-level expense was primarily due to lower insurance expense recorded in 2017 resulting from prior years estimated insurance loss reserve adjustment. Additionally, property taxes also increased period over period due to higher property tax valuations, for the applicable 2018 tax year.

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Management and royalty fees	$32	$-	NM

We did not incur any management and royalty fees prior to May 30, 2018.  On May 30, 2018, in connection with the Spin-Off, we entered into management and franchise agreements for our hotels with LQM and LQ Franchising, respectively.  Management fees are computed as five percent of total gross revenue and royalty fees are computed as five percent of total gross rooms revenues. We expect these fees to be a significant variance to prior periods through 2019.

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Corporate general and administrative	$73	$56	30.4

The increase in corporate general and administrative expenses were primarily the result of increased transition costs and other non-recurring costs associated with establishing CorePoint Lodging as an independent, publicly traded company.

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Depreciation and amortization	$115	$104	10.6

The increase in depreciation and amortization of $11 million, was primarily the result of additional depreciation on certain assets in the first nine months of 2018 driven by an increase in capital expenditures between September 30, 2017 and September 30, 2018. In accordance with GAAP, there was no adjustment to depreciable assets as a result of the Spin-Off.

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Interest expense	$(48)	$(36)	33.3

On May 30, 2018, in connection with the Spin-Off, we borrowed an aggregate principal amount of $1.035 billion under the CMBS Facility.  The proceeds from the CMBS Facility were used to facilitate the repayment of existing debt. Accordingly, our total debt outstanding for the nine month period in 2018 was approximately $44 million higher than the similar period in 2017. The interest rate on the CMBS Facility is one-month LIBOR plus 2.75 percent per annum through the initial period. The interest rate on our 2017 debt was LIBOR plus 2.75 percent. For the period prior to the securitization of the CMBS Facility, we incurred additional interest expense of $2 million. Additionally, on May 30, 2018, we borrowed $25 million under our Revolving Facility at a rate of one-month LIBOR plus 4.50 percent per annum, which was repaid on August 2, 2018.  The deferred financing costs related to the CMBS Facility and Revolving Facility are being amortized over their initial term, which is a shorter period than the prior debt instruments, and accordingly are approximately $5 million higher than the same period in 2017.  Additionally, distributions on our preferred stock classified as interest expense were approximately $1 million for the nine months ended September 2018. The increase in interest expense was primarily due to these changes in the structure of the debt facilities.

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Other income, net	$6	$2	NM

The increase of $4 million was primarily due to recognition of the gain from the settlement of our interest rate swap and proceeds from business interruption insurance proceeds, which are recorded as income as collected. Accordingly, there is a gap between the timing of the lost revenue and the recording of business interruption income.

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Loss on extinguishment of debt	$(10)	$—	NM

Loss on extinguishment of debt totaled $10 million for the nine months ended September 30, 2018 and was attributable to the early repayment of LQH’s Term Facility.

	Nine Months Ended September 30,		Percent change
	2018	2017	2018 vs. 2017
Income tax expense	$(6)	$(28)	(78.6)

The decrease in income tax expense of $22 million is primarily the result of our intent to be taxable as a REIT, which effectively eliminates federal and state income taxes for that portion of our operations. Our income tax expense for the nine months ended September 30, 2018 is primarily attributable to our TRS.

Significant Balance Sheet Fluctuations

        The discussion below relates to significant fluctuations and activity in certain line items of our consolidated balance sheets from December 31, 2017 to September 30, 2018.

        Total real estate increased $2 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we had approximately $119 million in additions to real estate substantially offset by $115 million of depreciation expense in continuing operations.

        Other assets increased $19 million for the nine months ended September 30, 2018. The increase was primarily a result of $15 million placed in lenders escrow related to our CMBS Facility.

        Assets and liabilities in discontinued operations as of December 31, 2017 were primarily composed of balance sheet items associated with our franchise and management businesses, which on May 30, 2018 were removed in connection with the completion of our Spin-Off. See Note 3 “Discontinued Operations” included in the notes to the condensed consolidated financial statements.

        Debt, net increased $18 million for the nine months ended September 30, 2018. The increase was primarily a result of the refinancing of the Term Facility of $1.003 billion and placement of the new CMBS Facility of $1.035 billion, less applicable deferred finance costs related to the new placement.

        Deferred tax liabilities decreased $213 million during the nine months ended September 30, 2018. As a result of the Spin-Off and our intent to be taxed as a REIT, our pre-Spin-Off deferred tax liabilities were eliminated.

        Mandatorily redeemable preferred shares increased $15 million for the nine months ended September 30, 2018 with the issuance in May 2018 of the Cumulative Redeemable Series A Preferred Stock.

        Dividends Payable increased $12 million for the nine months ended September 30, 2018. This increase is due to the Company’s commencement of quarterly common stock dividend payments subsequent to the Spin-Off. The Company declared a common stock dividend of $0.20 per share in the third quarter of 2018 which was paid on October 15, 2018.

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had total cash and cash equivalents of $64 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses and other expenditures, including corporate expenses, taxes, payroll and related benefits, legal costs, operating costs associated with the operation of hotels, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate caps, capital expenditures for renovations and maintenance at our hotels, costs associated with our Spin-Off and the Merger, quarterly dividend distributions, and other purchase commitments.

We finance our short-term business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments for the foreseeable future. The objectives of our cash management policy are to maintain the availability of liquidity and minimize operational costs.

In connection with the completion of the Spin-Off, the Company raised approximately $1 billion dollars in long-term debt and preferred stock. These financings were used to retire debt incurred prior to the Spin-Off and to provide access to additional capital for our future operations. We believe that these long-term financings, plus our potential access to other debt and equity capital as a publicly traded REIT will allow us to fund our long-term strategic initiatives.

As market conditions warrant and subject to liquidity requirements, contractual restrictions and other factors, we, our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding equity securities and/or debt through open market purchases, privately negotiated transactions or otherwise. Any amounts involved may be material.

In connection with the Spin-Off and Merger, the parties agreed to set aside $240 million as a reserve amount to pay certain taxes that will be due as a result of the Spin-Off and related transactions. CorePoint and its tax advisors are continuing their work to finalize the calculations. We do not believe the eventual finalization will have a material effect on our liquidity.

The following table summarizes our net cash flows for the nine months ended September 30, 2018 ($ in millions):

	For the Nine Months Ended September 30,		Percent Change
	2018	2017	2018 vs. 2017
Net cash provided by operating activities	$68	$159	(57.2)
Net cash used in investing activities	(131)	(126)	4.0
Net cash used in financing activities	(14)	(14)	-

Operating activities

Net cash provided by operating activities was $68 million for the nine months ended September 30, 2018, compared to $159 million for the nine months ended September 30, 2017. The $91 million decrease was primarily driven by higher management and royalty fees, increased corporate general and administration expenses related to the completion of the Spin-Off and the other operating results discussed above. This decrease also includes the effects of timing differences in our various working capital components including other assets, accrued payroll and employee benefits and other liabilities.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2018 was $131 million, compared to $126 million for the nine months ended September 30, 2017. The $5 million increase in cash used in investing activities was primarily attributable to a $22 million decrease in proceeds from the sale of real estate and the $15 million lender escrow payment related to our new financings, partially offset by a $20 million decrease in capital expenditures and an $11 million increase in insurance proceeds from casualty claims. The change in proceeds from the sale of real estate related to four hotel sales for the nine months ended September 30, 2017, compared to two smaller sales during the comparable period in 2018. As of September 30, 2018, we have identified one hotel held for sale with a carrying value of approximately $3 million. Approximately $80 million of our capital expenditures for the nine months ended September 30, 2018 related to repositioning and casualty replacements. As these projects are completed, we expect our total capital expenditures to decrease.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2018 and 2017 was $14 million. The cash used in financing activities during the nine months ended September 30, 2018 was primarily attributable to the financing activity associated with the Spin-Off, including payment to LQH of $23 million related to the Spin-Off and issuance of the mandatorily redeemable preferred shares of $15 million.

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

In connection with the Spin-Off, CorePoint made a cash payment to LQH Parent of approximately $1 billion (the “Cash Payment”) immediately prior to and as a condition of the Spin-Off. The Cash Payment was to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of the merger, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s Term Facility.

Other than as specifically discussed in this section, we do not expect these discontinued operations to have a significant impact on our future liquidity.

Capital expenditures

During the nine months ended September 30, 2018 and 2017, we made capital expenditures of approximately $138 million and $158 million, respectively. A substantial portion of these expenditures related to our repositioning and casualty replacements. Approximately $40 million of our 2018 activity related to recurring hotel operations.

As of September 30, 2018, we had outstanding commitments under capital expenditure contracts of approximately $13 million related to certain continuing redevelopment and renovation projects, casualty replacements and information technology enhancements. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract. We expect to meet these obligations from our operations, insurance claim reimbursements or other funds available to us.

Financing Transactions in connection with the Spin-Off

On May 30, 2018, certain indirect wholly-owned subsidiaries of CorePoint (collectively, the “CorePoint CMBS Borrower”) entered into a Loan Agreement (the “CMBS Loan Agreement”), pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for 307 owned and ground leased hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”). The proceeds from the CMBS Facility were used to facilitate the repayment of part of LQH Parent’s existing debt. In addition, concurrently with the closing of the Merger, Wyndham repaid, or caused to be repaid, the Term Facility.

Also on May 30, 2018, CorePoint Revolver Borrower and CorePoint OP entered into the Revolver Credit Agreement providing for the $150 million Revolving Facility (“Revolving Facility”). The Revolving Facility will mature on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility. Upon consummation of the Spin-Off, $25 million was drawn on the Revolving Facility and repaid on August 3, 2018.

In connection with LQH’s internal reorganization prior to the Spin-Off, the Company issued 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A preferred stock”), to a wholly owned subsidiary of LQH Parent. LQH, through its subsidiary, privately sold all of the Series A preferred stock to an unrelated third-party investor immediately prior to the completion of the Spin-Off.

Accordingly, subsequent to the Spin-Off our primary capital sourcing consisted of our CMBS and Revolving Facilities and Series A Preferred Stock. As of September 30, 2018, we had cash and cash equivalents of $64 million and borrowing capacity under our Revolving Facility of $150 million, a total availability of $214 million. We also believe we have access to other sources of debt and equity capital as a public company in addition to cash generated from our operations.

The CMBS and Revolving Facilities come due in 2020. The Revolving Facility provides for a one-year extension option and the CMBS provides for five one-year extension options. We anticipate exercising the extension options or refinancing from other capital sources as the facilities come due. There is no assurance at those times market terms would allow financings at comparable interest rates or leverage levels.

Further, if we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks Related to Our Business and Industry” and “Risk Factors—Risks Related to Our Indebtedness” in the Information Statement.

Dividends

Dividends are authorized at the discretion of our board of directors based on an analysis of our prior performance, market distribution rates of our industry peer group, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT.

On August 6, 2018, our Board of Directors authorized and the Company declared a cash dividend of $0.067 per share of common stock with respect to the second quarter of 2018, which represented an anticipated regular quarterly dividend of $0.20 per share of common stock prorated for the period from completion of the Spin-Off on May 30, 2018 through the last day of the second quarter.  The prorated dividend was paid on September 14, 2018 to stockholders of record as of August 30, 2018, with the aggregate cash dividend paid to each stockholder with respect to shares of common stock held by such holder rounded up to the nearest whole cent.

On September 19, 2018, our Board of Directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the third quarter of 2018. The third quarter dividend was paid on October 15, 2018 to stockholders of record as of October 1, 2018.

On November 5, 2018, our Board of Directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the fourth quarter of 2018. The fourth quarter dividend will be paid on January 15, 2019 to stockholders of record as of December 31, 2018.

Cash flow from operating activities for the nine months ended September 30, 2018 was $68 million.  Such cash flow from operating activities includes payments for our Series A Preferred Stock. The cash common stock dividends noted above related to the third and fourth quarters of 2018 represent a quarterly dividend payment of approximately $12 million, or an annual rate of approximately $48 million. Further, our NAREIT FFO for the three and nine months ended September 30, 2018 was $29 million and $69 million, respectively. Accordingly, we believe our cash flow from operating activities and NAREIT FFO are in excess of our dividends. However, as dividends and other distributions are at the sole discretion of our board of directors there is no assurance of the amount of any future dividends, if any.  (See “Non-GAAP Financial Measures” above for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income).

Contractual obligations

Except as a result of the Financing Transactions and the related impact to interest expense as described above under “Liquidity and Capital Resources―Debt―Financing Transactions in connection with the Spin-Off and merger” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018,  which description is incorporated herein by reference, there were no significant changes to our contractual obligations since December 31, 2017 and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in the Information Statement is incorporated herein by reference.

Off-balance sheet arrangements

We do not have off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

See Note 2 “Significant Accounting Policies and Recently Issued Accounting Standards”  to our condensed consolidated financial statements included elsewhere in this report for a description of new accounting pronouncements.

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

As of September 30, 2018, we are exposed to market risk primarily from changes in interest rates, which may impact future income, cash flows and fair value of the Company, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We will continue to have exposure to such risks to the extent they are not hedged. We expect to enter into derivative financial arrangements to the extent they meet the objective described above, or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.

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

On May 30, 2018, CorePoint Lodging completed the Financing Transactions. We are exposed to interest rate risk in connection with the CMBS Facility and the Revolving Facility as the interest on each of the CMBS Facility and the Revolving Facility is floating rate based on LIBOR. The interest rate on the CMBS Facility is one-month LIBOR plus 2.75 percent per annum through the initial two year period.  The interest rate on the Revolving Facility is one-month LIBOR plus 4.50 percent per annum. In connection with CorePoint Lodging’s entry into the CMBS Loan Agreement, we entered on May 30, 2018 into an interest rate cap agreement with a notional amount of $1.035 billion and a one-month LIBOR interest rate cap of 3.25 percent (compared to one-month LIBOR as of September 30, 2018 of 2.26 percent) that expires on July 15, 2020.

We are exposed to interest rate changes primarily as a result of our variable rate on our outstanding debt. We quantify our exposure to interest rate risk based on how changes in interest rates affect to our cash interest expense. We consider changes in the one -month LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5 percent to 2.0 percent in the one-month LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest or income tax expense) of an increase in the one-month LIBOR to our cash interest expense related to our significant variable interest rate exposures for our wholly owned assets and liabilities as of September 30, 2018 (amounts in millions, where positive amounts reflect a decrease in cash interest expense and bracketed amounts reflect an increase in cash interest expense):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%

CMBS Facility	$(21)	$(16)	$(10)	$(5)
Interest rate cap	10	5	—	—
Total	$(11)	$(11)	$(10)	$(5)

Interest rate fluctuations will generally not affect future expenses related to fixed rate debt, unless such instruments are traded or otherwise terminated prior to maturity; however, interest rate changes could affect the fair value of the fixed rate instruments. Our primary fixed rate instrument is our $15 million Series A Preferred Stock, which has a current dividend rate of 13 percent. As discussed in Note 7 “Preferred Stock”, the Series A Preferred Stock dividend rate may be adjusted if we exceed certain leverage ratios or an event of default occurs. Such changes in the dividend rate are relatively independent of market interest rate fluctuations.

Refer to our Note 8 “Fair Value Measurements” in the condensed consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

2.1

Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed on May 7, 2018 (File no. 001-38168))

3.1

Articles of Amendment to Articles Supplementary of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018 (File no. 001-38168))

10.1

Second Amendment to Loan Agreement and Omnibus Amendment to Other Loan Documents, dated as of July 6, 2018 by and among JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC, as co-lenders, and CPLG Properties L.L.C., CPLG FL Properties L.L.C., CPLG TX Properties L.L.C., CPLG Bloomington L.L.C., CPLG Santa Ana L.L.C., CPLG Ft. Meyers L.L.C., CPLG St. Albans L.L.C., CPLG Thousand Oaks L.L.C., CPLG West Palm Beach L.L.C., CPLG Charlotte L.L.C., CPLG Acquisition Properties L.L.C., CPLG Fort Lauderdale L.L.C., CPLG Chicago L.L.C., CPLG Garden City L.L.C., CPLG Charleston L.L.C., CPLG South Burlington L.L.C., CPLG Virginia Beach L.L.C., CPLG Islip L.L.C., CPLG Rancho Cordova L.L.C., CPLG Prime Mezz L.L.C., CPLG Wellesley Properties L.L.C., CPLG Portfolio East L.L.C. and CPLG MD Business L.L.C., CorePoint TRS L.L.C., CorePoint Operating Partnership L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018 (File no. 001-38168))

10.2	Consulting Agreement, dated as of September 11, 2018, by and between Glenn Alba and CorePoint Operating Partnership L.P.

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

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

COREPOINT LODGING INC.
(Registrant)

Date: November 6, 2018	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2018	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)