Form 10-K
period 2018-12-31
CorePoint Lodging Inc.
filed 2019-03-22
CIK 1707178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38168

CorePoint Lodging Inc.

(Exact name of registrant as specified in its charter)

Maryland	82-1497742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Hidden Ridge, Suite 600

Irving, Texas 75038

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (972) 893-3199

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,068 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on February 28, 2019 was 59,555,517.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

COREPOINT LODGING INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2018

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to in this Annual Report on Form 10-K are forward-looking statements. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “will,” “should,” “could,” “seek” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other important factors include, among others, the following risks, uncertainties and factors:

•	risks related to the Spin-Off and Merger (as defined below), including the cost and requirements applicable to us as an independent public company;
•	business and financial risks inherent to the lodging industry;
•	macroeconomic and other factors beyond our control;
•	contraction in the global economy or low levels of economic growth;
•	the geographic concentration of our hotels;
•	inability to compete effectively;
•	our concentration in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand;
•	our dependence on the performance of La Quinta and other third-party hotel managers;
•	covenants in our hotel franchise and management agreements that limit or restrict the sale of our hotels or impose brand standards;
•	inability to maintain good relationships with La Quinta and other third-party hotel managers and franchisors;
•	delays or increased expense relating to our efforts to renovate, develop or redevelop our hotels;
•	seasonal and cyclical volatility in the lodging industry;
•	effect of severe weather, natural disasters, or other events resulting in property damage or disruption of hotel operations;
•	decreases in revenue without corresponding decreases in expenses;
•	the capital-intensive nature of our business;
•	risks resulting from significant investments in real estate;
•	risks posed by our acquisition, redevelopment, repositioning, renovation and re-branding activities, as well as our disposition activities;
•	required capital expenditures and costs associated with, or failure to maintain brand standards;
•	the loss of a brand license at one or more of our hotels;
•	cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’, or our own information technology systems;
•	the growth of internet reservation channels;
•

disruptions to the functioning or transition of the reservation system for our hotels, including in connection with the planned migration from the La Quinta platform to the Wyndham platform, or other technology programs;

•	the cessation, reduction or taxation of program benefits of loyalty programs or our access to it;

•	risks of having a number of our hotels subject to ground leases;
•	unknown or contingent liabilities related to our hotels or any hotels we may acquire in the future;
•	disruptions to our ability to access capital at times and on terms reasonably acceptable to us;
•	the loss of senior executives;
•	risks associated with the employment of hotel personnel, particularly with hotels that may employ unionized labor;
•	the results of the audits by the Internal Revenue Service;
•	our substantial indebtedness and related covenant restrictions limiting new indebtedness or use of proceeds from property dispositions;
•	risks related to qualifying and maintaining our qualifications as a real estate investment trust (“REIT”);
•	our ability to achieve and maintain effective internal control over financial reporting; and
•	the significant influence of affiliates of The Blackstone Group L.P. over us.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled “Part I—Item 1A. Risk Factors” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Annual Report on Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Basis of Presentation in this Annual Report on Form 10-K

On May 30, 2018, La Quinta Holdings Inc. (“LQH Parent” and, together with its consolidated subsidiaries, “LQH”) completed the distribution to its stockholders of all the then-outstanding shares of common stock of CorePoint Lodging Inc. (“CorePoint Parent” and, together with its consolidated subsidiaries, “CorePoint”), previously a wholly-owned subsidiary of LQH Parent, following which CorePoint Parent became an independent, self-administered, publicly traded company.  The shares of common stock of CorePoint Parent were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to a Registration Statement on Form 10 (the “Form 10”) of CorePoint Parent which the Securities and Exchange Commission (the “SEC”) declared effective on May 8, 2018.  As part of the separation, LQH underwent an internal reorganization, after which it completed the separation by distributing all of the then-outstanding shares of CorePoint Parent common stock on a pro rata basis to the holders of LQH Parent common stock in a taxable transaction.  We refer to this pro rata distribution as the “Distribution” and we refer to the separation, including the internal reorganization and Distribution, as the “Spin-Off.”

Unless otherwise indicated or the context otherwise requires, reference in this Annual Report on Form 10-K to:

•

“CorePoint,” “we,” “our,” “us” and the “Company” refer to CorePoint Lodging Inc. and its consolidated subsidiaries, and references to “CorePoint Parent” refer only to CorePoint Lodging Inc., exclusive of its subsidiaries, in each case, after giving effect to the Spin-Off, including the internal reorganization and Distribution;

•

“LQH” refers to La Quinta Holdings Inc. and its consolidated subsidiaries and references to “LQH Parent” refer only to La Quinta Holdings Inc., exclusive of its subsidiaries, in each case before giving effect to the Spin-Off; and

•

“La Quinta” refers to La Quinta Holdings Inc. and its consolidated subsidiaries, and references to “La Quinta Parent” refer only to La Quinta Holdings Inc. exclusive of its subsidiaries, in each case after giving effect to the Spin-Off, including the internal reorganization and Distribution.

Terms Used in this Annual Report on Form 10-K

The following are definitions of certain terms used in this Annual Report on Form 10-K:

•

“Adjusted EBITDAre” means NAREIT defined EBITDA adjusted for: (i) restructuring and separation transaction expenses, including but not limited to transition costs related to our Spin-Off and establishment as an independent, publicly traded company; (ii) equity-based compensation expense; (iii) discontinued operations; (iv) loss on extinguishment of debt; (v) business interruption proceeds in excess of current operating losses; (vi) severance expenses; (vii) accrued insurance expense; (viii) transaction expenses associated with the potential acquisition or disposition of real estate or businesses; and (ix) other items that we believe are not representative of our current or future operating performance.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for information regarding our use of Adjusted EBITDAre, which is a non-GAAP financial measure;

•

“Adjusted FFO attributable to stockholders” means NAREIT FFO attributable to stockholders (as defined below) as further adjusted to exclude: (i) gains or losses on foreign currency transactions; (ii) restructuring and separation transaction expenses, including but not limited to transition costs related to our Spin-Off and establishment as an independent, publicly traded company; (iii) gains or losses and transaction expenses associated with the potential acquisition or disposition of real estate or businesses; (iv) severance expenses; (v) business interruption proceeds in excess of current operating losses;  (vi) equity-based compensation expense; (vii) casualty losses, (viii) litigation gains and losses outside the ordinary course of business; (ix) amortization of deferred financing costs; (x) loss on extinguishment of debt; (xi) straight-line lease expense; (xii) deferred tax expense; and (xiii) other items that we believe are not representative of our current or future operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for information regarding our use of Adjusted FFO attributable to stockholders, which is a non-GAAP financial measure;

•	“ADR” or “average daily rate” means hotel room revenues divided by total number of rooms rented in a given period;
•	“Baymont Inns” refers to properties under the Baymont Inns designation of Wyndham Worldwide;
•	“Blackstone” means The Blackstone Group L.P. and its affiliates;
•

“comparable hotels” means hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable period and were active and operating as of January 1st of the previous year, except for (i) hotels that sustained substantial property damage or other business interruption, (ii) hotels that become subject to a purchase and sale agreement, or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR;

•	“CorePoint OP” means CorePoint Operating Partnership L.P., a wholly-owned subsidiary of CorePoint Lodging Inc.;
•

“EBITDA” refers to earnings before interest, taxes, depreciation and amortization attributable to CorePoint stockholders.  EBITDA is calculated excluding discontinued operations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for information regarding our use of EBITDA, which is a non-GAAP financial measure;

•

“EBITDAre” refers to EBITDA and further excludes gains or losses on the disposition of property, impairments, casualty gains or losses and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for information regarding our use of EBITDAre, which is a non-GAAP financial measure;

•

“economy” refers to hotels in the lowest market scale classification group, typically with ADR of $70 or less, based on the six market scale groups (from highest to lowest scale): luxury, upper upscale, upscale, upper midscale, midscale, and economy;

•	“exterior corridor” refers to hotel properties with room entrances primarily on the exterior of the building;
•

“interior corridor” refers to hotel properties with room entrances primarily in the interior of the building with room access through a lobby and interior corridors.  Lobby and common areas are usually more expansive;

•	“La Quinta Inns” refers to hotel properties under the La Quinta brand that have only single room accommodations;
•	“La Quinta Inn & Suites” refers to hotel properties under the La Quinta brand with both single room accommodations as well as suites with a living area;
•

“midscale” refers to hotels in the mid-range hotel market scale classification group, typically with ADR of $70 to $95, based on the six market scale groups (from highest to lowest scale): luxury, upper upscale, upscale, upper midscale, midscale, and economy;

•

“NAREIT” refers to the National Association of Real Estate Investment Trusts, the largest trade group representing REITs. NAREIT provides data for various REIT metrics, including definitions for certain non-GAAP measurements;

•

“NAREIT FFO attributable to stockholders” means net income (loss) attributable to stockholders (calculated in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding depreciation and amortization related to real estate, gains or losses on sales of certain real estate assets, impairment write-downs of certain real estate assets, discontinued operations, income taxes related to sales of certain real estate assets, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the funds from operations (“FFO”) of those entities on the same basis. We calculate NAREIT FFO attributable to stockholders for a given operating period in accordance with the guidelines of NAREIT. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for information regarding our use of NAREIT FFO attributable to stockholders, which is a non-GAAP financial measure;

•	“occupancy” means the total number of rooms rented in a given period divided by the total number of rooms available at a hotel or group of hotels;
•	“Pre-IPO Entities” means the entities that conducted La Quinta’s and our business, and owned our properties prior to the reorganization in connection with the initial public offering of LQH Parent;
•	“RevPAR” or “revenue per available room” means the product of the ADR charged and the average daily occupancy achieved;
•

“select service” refers to hotel properties with limited amenities that do not provide full service lodging accommodations.  These hotels, which may also be referred to as limited service hotels, do not provide one or more of the following amenities: food and beverage (or limited to continental breakfast), banquet facilities, business center, fitness room, guest laundry services, swimming pool, whirlpool and meeting rooms;

•	“team members” refers to our employees at our hotels;
•	“TRS” refers to a taxable REIT subsidiary under the Internal Revenue Code of 1986, as amended (the “Code”), and includes any subsidiaries or other, lower-tier entities of that taxable REIT subsidiary;
•

“upper midscale” refers to hotels in the upper mid-range hotel market scale classification group, typically with ADR of $95 to $115, based on the six market scale groups (from highest to lowest scale): luxury, upper upscale, upscale, upper midscale, midscale, and economy;

•

“upper upscale” refers to hotels in the high range hotel market scale classification group, typically with ADR of $150 or more, based on the six market scale groups (from highest to lowest scale): luxury, upper upscale, upscale, upper midscale, midscale, and economy;

•

“upscale” refers to hotels in the high range hotel market scale classification group, typically with ADR of $115 to $150, based on the six market scale groups (from highest to lowest scale): luxury, upper upscale, upscale, upper midscale, midscale, and economy;

•	“Wyndham” refers to Wyndham Worldwide, together with its subsidiaries, including Wyndham Hotels & Resorts; and
•	“Wyndham Worldwide” means Wyndham Worldwide Corporation.

Market and Industry Data

Within this Annual Report on Form 10-K, we reference information and statistics regarding the hotel industry and various segments within such industry. We have obtained this information and statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources. The forecasts and projections are based on industry surveys and the preparers’ experience in the industry, and there is no assurance that any of the projected amounts will be achieved.  STR, Inc. (“STR”) is the primary source for third-party market data and industry statistics. STR does not guarantee the performance of any company about which it collects and provides data. Nothing in the STR data should be construed as advice. Some data and other information are also based on our good faith estimates, which are derived from our review of internal surveys and independent sources. We believe that these external sources and estimates are reliable, but we have not independently verified them.

Financial Statement Presentation

As a part of the Spin-Off and Merger, affiliates of Wyndham Worldwide became franchisor and manager of our hotel operations.  In addition, CorePoint entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) and several other agreements with LQH Parent.  These agreements set forth the principal transactions required to affect CorePoint’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint and LQH after completion of the Spin-Off.

As the Spin-Off was effective May 30, 2018, the consolidated financial statements of CorePoint included herein reflect the effect of these new or revised agreements for only a portion of the periods presented and may not be reflective of CorePoint’s consolidated results of operations, financial position and cash flows had it been a stand-alone company during all periods presented in the financial statements included herein.  Furthermore, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations for all periods presented in the financial statements included herein.  See Note 3, “Discontinued Operations,” of the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the accounting and presentation related to the Spin-Off.

PART I

Item 1.	Business

Our Company

CorePoint is a leading owner in the mid-scale and upper mid-scale select service hotel space, primarily under the La Quinta brand. We believe we are the only publicly traded REIT with hotel investments focused solely on the midscale and upper midscale select-service segment of the lodging industry. Our portfolio, as of December 31, 2018, consisted of 315 hotels representing approximately 40,400 rooms across 41 U.S. states in attractive locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly-owned. We primarily derive our revenues from our hotel operations.

We intend to elect to be taxed as a real estate investment trust (a “REIT”), effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018, and currently qualify as a REIT for U.S. federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. See “— REIT Qualification” below.

2018 Highlights

•	Completed Spin-Off and began trading on the New York Stock Exchange (“NYSE”) on May 31, 2018. See “Spin-Off from LQH” below.
•	Entered into $1.035 billion CMBS facility and $150 million revolving credit facility.
•	Began quarterly dividends at an annualized rate of $0.80 per share.
•	Loss from continuing operations, net of tax, of $237 million, or $4.04 loss per fully diluted share from continuing operations, including a non-cash impairment charge of $154 million.
•	Substantially completed the renovations of the 54-hotel strategic repositioning program.
•	Comparable RevPAR of $58.67, an increase of 4.7% from the same period in 2017, resulting in an increase in total revenues of 3.1%.

Spin-Off from LQH

On May 30, 2018, LQH Parent completed the separation of its hotel ownership business from its hotel franchise and hotel management business by spinning off LQH’s hotel ownership business as a stand-alone, publicly traded company, CorePoint Parent.  Subsequently, LQH Parent, which held LQH’s hotel franchise and hotel management business, merged with a wholly-owned subsidiary of Wyndham Worldwide (the “Merger”).  In conjunction with the Spin-Off, CorePoint entered into separate hotel management agreements with LQ Management L.L.C. (“LQM”) and separate hotel franchise agreements with La Quinta Franchising LLC (“LQ Franchising”).  See “– Our Principal Operating Agreements.”

Wyndham Worldwide transition and integration

In connection with the agreements we entered into with La Quinta, our hotels became a part of the management and franchise platforms of Wyndham Worldwide, and we are pro-actively engaged in the related transition and integration. This includes:

•	accessing Wyndham Worldwide’s distribution network including Wyndham.com, contact centers and loyalty platform to potentially increase market share at a more cost-effective customer acquisition cost;
•	technology and system integrations for property management, reservation systems and revenue management, which could expand our asset management effectiveness; and
•	gross margin initiatives related to labor, procurement and other service deliveries.

We are in regular communication with La Quinta and are actively monitoring our progress. We expect the technology components, which are a part of Wyndham Worldwide’s technology upgrade, to be completed in the first half of 2019. Accordingly, we believe the major components of this transition will be completed during 2019; however, given the dynamics of the lodging sector and ever-changing technology, marketing and revenue enhancing opportunities, the impact on our operations and the interaction with our property manager will continuously be evolving.

Our Properties

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

On an ongoing basis, we evaluate additional capital projects such as accelerating renovation cycles for our hotels, and we seek to invest in those projects that we believe will provide an appropriate return on capital invested and increase RevPAR and gross margin.

In 2016, LQH Parent undertook a review of its owned hotel portfolio and identified 54 properties that, with the appropriate scope of capital investment and renovation, LQH Parent believed would have the opportunity to re-position upwards within a market, capturing additional occupancy and rate increases while being measured against new, higher-quality competitive sets. As of December 31, 2018, the construction phase of the repositioning effort had been completed for 53 of these hotels. The capital expenditures related to such repositioning during 2018 were approximately $61 million.

In the fourth quarter of 2018, we began a strategic review of our hotel portfolio with the goal of improving operating performance and increasing our net asset valuation. Our initial focus is on our lowest performing hotels, where we are evaluating opportunities to increase gross margin, net cash flow and return on investment. These include initiatives to increase revenue from access to the Wyndham distribution platform and to control variable expenses while still maintaining appropriate guest satisfaction levels. We are also evaluating whether the disposition of certain hotels could result in superior value creation over the long term.

Because of differences in ADR, operating expenses, gross margin and capital investment, we typically group our hotels by interior or exterior corridor and by inns or inns and suites.  The table below sets forth the number of hotels and rooms with these groupings for each of the last three years:

	2018	2017	2016
Number of Hotels in Operation
La Quinta Inn & Suites (interior corridor)	181	182	180
La Quinta Inn & Suites (exterior corridor)	3	3	3
La Quinta Inns (interior corridor)	41	41	46
La Quinta Inns (exterior corridor)	89	91	93
Baymont Inns (exterior corridor)	1	—	—
Total Hotels	315	317	322

Our reported weighted average ADR and occupancy by hotel category for the year ended December 31, 2018 are as follows:

	ADR	Occupancy
La Quinta Inn & Suites (interior corridor)	$97.06	67%
La Quinta Inn & Suites (exterior corridor)	$99.03	69%
La Quinta Inns (interior corridor)	$73.69	60%
La Quinta Inns (exterior corridor)	$79.55	63%
Baymont Inns (exterior corridor)	$60.22	45%

Our reported weighted average ADR and occupancy by chain scale for the year ended December 31, 2018 are as follows:

	Number of Hotels	ADR	Occupancy
Upper upscale	5	$182.75	74.4%
Upscale	21	$130.76	72.0%
Upper midscale	62	$103.39	69.1%
Midscale	151	$83.11	65.3%
Economy	76	$62.75	58.7%

The following table summarizes our key operating statistics for our comparable hotels, as of December 31, 2018, for each of the last three years:

	As of and for the year ended December 31,
	2018	2017	2016
Occupancy	65.5%	64.9%	65.5%
ADR	$89.62	$86.33	$85.51
RevPAR	$58.67	$56.05	$56.02

The increases noted in 2018 were primarily due to the positive effects from our repositioning initiatives as discussed above.

We own our hotels through wholly-owned subsidiaries except for one hotel, which is owned by a joint venture in which we own a controlling interest. Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment.  For 18 of our hotels, the hotels are located on land leased by us pursuant to ground leases with third parties.

Brand Affiliation

All but one of our hotels currently operates under La Quinta’s highly recognizable select-service hotel brand.  We believe our properties derive significant value from their affiliation with the La Quinta brand and benefit from the operational expertise, extensive distribution network, strong commercial engines and additional resources of one of the nation’s fastest growing select-service hotel brands.

As of December 31, 2018, we are obligated to re-flag three hotels currently operating under the La Quinta brand due to the completion of nearby competing hotels in La Quinta’s franchisee pipeline.  An additional 18 of our hotels currently operating under the La Quinta brand have been identified as potential conflicting facilities and may, in the future, be re-flagged to operate under another Wyndham brand.

Our Business, Growth and Financing Strategies

Our objective is to generate favorable long-term risk adjusted returns for our stockholders through disciplined capital allocation, maintaining balance sheet strength, proactive asset management and enhancing the value of our properties. We intend to pursue this objective through the following strategies:

•

Disciplined capital allocation.  We are a pure-play lodging REIT strategically focused on the midscale and upper midscale select-service lodging segments. The midscale and upper midscale segments are among the largest segments of the lodging industry by property count. In addition, these segments are highly fragmented. We believe there is a significant opportunity to acquire hotels from smaller owner operators, particularly owners with a higher cost of capital. We may implement strategies to develop a disciplined acquisition strategy which would allow us to expand our presence in target markets and further diversify over time, including through the acquisition of hotels that are affiliated with other respected hotel brands and operators.

•

Build and Maintain a Strong and Flexible Balance Sheet. We seek to build and maintain a strong and flexible balance sheet that will have a mix of debt that will provide us with the liquidity to prepay when desired, dispose of assets, pursue our value enhancement strategies within our existing portfolio, support acquisition activity and maintain a sustainable well-covered dividend. Additionally, we expect to reduce our leverage over time, which will provide additional balance sheet flexibility. We will also focus on preserving sufficient liquidity with minimal short-dated debt maturities.

•

Maximizing Hotel Profitability through Proactive Asset Management. We are focused on continually improving the operating performance, profitability and cash flow of each of our hotels through our proactive asset management. In the fourth quarter of 2018, we commenced an evaluation of CorePoint’s hotel portfolio to identify opportunities to expand profit margins and improve overall performance.  As we look ahead, our team intends to focus on strategic initiatives that we believe will enhance potential of our diverse portfolio and improve results. We are executing an asset management strategy that includes working closely with our manager to improve the operational performance of CorePoint’s portfolio, especially in our underperforming hotels, and working to leverage their broad distribution network and infrastructure.  We collaborate with our third-party managers to identify opportunities to increase market share, employ active revenue management strategies increase our ADR and occupancy and improve gross margins, thereby enhancing the operating performance, cash flow and value of each property.

•

Identifying and Executing Value-Enhancing Investments. We have a demonstrated record of identifying and executing on value enhancing opportunities in our properties. As an example, in 2016, we reviewed our hotel portfolio and identified 54 properties that, with the appropriate scope of capital investment and renovation, had the opportunity to be repositioned upwards within their relevant market, which we believed would capture occupancy and additional rate. During 2018, these repositioned hotels produced an approximately 15% increase in RevPAR as compared to 2017.  Further, in the fourth quarter of 2018, we began a strategic review of our hotel portfolio with the goal of improving operating performance and results. Our initial focus is on our lowest performing hotels, where we are evaluating opportunities to increase gross margin, net cash flow and return on investment.  These include initiatives to increase revenue from access to the Wyndham Worldwide distribution platform and to control variable expenses while still maintaining appropriate guest satisfaction levels. We also may create value through repositioning select hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Concurrently, we are evaluating whether the disposition of certain hotels could result in a superior value creation outcome. Further, we are continually focused on maintaining our properties and adapting to evolving customer preferences by making ongoing capital expenditures that will provide an acceptable return on investment.

Our Principal Operating Agreements

Management Agreements

On May 30, 2018, we entered into separate hotel management agreements with LQM whereby we pay a fee equal to 5% of total gross revenues, as defined. Our management fee expense for the partial period of May 30, 2018 to December 31, 2018 was $26 million.

LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels.  We have consultative and limited approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.  We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees and other costs that the manager incurs to operate the hotels.  The term of the management agreements is through 2038, subject to two renewals of five years each, at LQM’s option.  There are penalties for early termination.

Franchise Agreements

On May 30, 2018, we entered into separate hotel franchise agreements with LQ Franchising, each with an initial term of 20 years. As franchisee, 12 to 24 months prior to initial expiration of the applicable franchise agreement, we have the opportunity to request a renewal term of an additional ten years by notice to the franchisor, payment of a renewal fee and execution of the franchisor’s then current form of franchise agreement.  The franchisor then has 60 days to make a determination whether to renew.  There are also penalties for early termination; however, both we and the franchisor have the option to cancel the franchise agreements in 2033, the 15th year anniversary, with no penalty to either party. Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels.  The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness as well as training of personnel.  In return we are required to operate our hotels consistent with the applicable brand standards.  As of December 31, 2018, 314 of our franchise agreements were with LQ Franchising.

Our franchise agreements require that we pay a 5% royalty fee on gross room revenues.

In addition to the royalty fee, the LQ Franchising agreement includes a reservation fee of 2% of gross room revenues, a marketing fee of 2.5% of gross room revenues, a loyalty program fee of 5% of eligible room night revenue, and other miscellaneous ancillary fees.  Reservation fees are included within room expense in the accompanying consolidated statements of operations.  The marketing fee and loyalty program fees are included within other departmental and support in the accompanying consolidated statements of operations.

Our total royalty and other franchise fee expense for the partial period from May 30, 2018 to December 31, 2018 was $68 million.

Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years.  These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of December 31, 2018, no such notices have been received; however, approximately 63% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program.

In connection with the sale of a hotel, where the buyer is assuming the franchise agreement, the franchise agreements provide certain obligations for the buyer which may affect the terms of our hotel sales. These provisions include the franchisor’s approval of the buyer, transfer fees and capital expenditure assessments to meet the franchisor’s current brand standards.

Ground Leases

We maintain ground lease arrangements with third parties for 18 hotel properties that generally contain base rent and contingent rent provisions based upon the respective hotel’s revenues.  Many of these lease agreements contain renewal options at fair market value at the conclusion of the initial lease term.  The leases extend for varying periods through 2096.  Our ground lease rent expense for the year ended December 31, 2018 was approximately $5 million. We are also responsible for property taxes associated with the land parcel.

Our ground leases are generally assumable by a hotel buyer in the event of a sale.  Our current debt agreements require us to exercise any ground lease renewals during the term of the debt.

Our Employees

As of December 31, 2018 we employed 33 people. We believe our employee relations are positive.

Although not employed by us, our hotels are operated by employees who are employed by our hotel manager, pursuant to our management agreements. Our hotel manager is responsible for hiring and maintaining the labor force at each of our hotels, including setting compensation amounts, benefits and other labor arrangements.  These expenses are generally reimbursed by us under the terms of the relevant management agreement. Accordingly, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor, which may affect our hotel manager’s staffing requirements and overall staffing expenses. As of December 31, 2018, our hotel manager’s employees at two of our hotels were represented by labor unions.  In March 2019, the union ratified agreements with our hotel manager for both hotels.  We believe relations are positive between our hotel manager and its employees at our hotels.

For additional discussion of these relationships and risks associated with our hotel manager’s employees, refer to the section below “Risk Factors — Risks Related to Our Business and Industry.”

Competition

The lodging industry is highly competitive. Our hotels compete with other hotels for guests on the basis of several factors, including the attractiveness of the facility, location, room rate, quality of accommodations, public and meeting spaces, brand reputation and the ability to earn and redeem loyalty program points through a global system. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands primarily in the mid-scale and upper mid-scale select service segments. Increased competition could have a material adverse effect on the occupancy rate, ADR and RevPAR of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability. We believe our hotels enjoy certain competitive advantages as a result of being flagged with nationally recognized brands, including access to centralized reservation systems and national advertising, marketing and promotional services, strong hotel management expertise and guest loyalty programs.

Our principal competitors include hotel operating companies, ownership companies (including other lodging REITs) and national and international hotel brands. We have also seen the emergence of a sharing economy with the increasing availability of online short-term rentals.  We face increased competition from providers of less expensive accommodations during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We face competition for the acquisition of hotels from other REITs, private equity investors, institutional pension funds, sovereign wealth funds and numerous local, regional and national owners, including franchisors, in each of our markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During the recovery phase of the lodging cycle, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

Seasonality and Cyclicality

The lodging industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins, net earnings and cash provided by operating activities. Additionally, our quarterly results may be adversely affected by the timing of certain of our marketing production and maintenance expenditures. Further, the timing of opening of newly constructed or renovated hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

In addition, the hotel industry is cyclical and demand generally follows, on a lagged basis, key macroeconomic factors.

Environmental Matters

We are subject to certain requirements and potential liabilities under various federal, state and local environmental, health and safety laws and regulations, and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines or other claims by third parties concerning environmental compliance or contamination. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our facilities, and we generate certain wastes in connection with our operations. Some of our hotels include older buildings, and some may have, or may historically have had, dry-cleaning facilities and underground storage tanks for heating oil and back-up generators. We have from time to time been responsible for investigating and remediating contamination at some of our facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for disposal. From time to time, we may be required to manage, abate, remove or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our hotels. We are required to have operations and maintenance plans that seek to identify and remediate these conditions as appropriate. Although we have incurred, and expect that we will continue to incur, costs relating to the investigation, identification and remediation of hazardous materials known or discovered to exist at our hotels, those costs have not had, and are not expected to have, a material adverse effect on our financial condition, results of operations or cash flow.

REIT Qualification

Following our Spin-Off, we believe that we are organized in conformity with and operate in a manner that will allow us to elect to be taxed as a REIT for U.S. federal income tax purposes during our tax year ended December 31, 2018, and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal and state income tax on taxable income generated by our REIT activities that we distribute to our stockholders. To comply with REIT requirements, we may need to forgo otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. Refer to “Risk Factors-Risks Related to our REIT Status and Certain Other Tax Items.”

Regulation

The hotel industry is subject to extensive federal, state and local governmental regulations in the United States, including those relating to hospitality ordinances, data security, health and safety, building codes and zoning requirements. Hotels and their owners and operators are also subject to licensing and regulation by state and local departments relating to health, sanitation, fire and safety standards, and to laws governing their relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In connection with the continued operation or remodeling of certain of our hotels, we may be required to expend funds to meet federal, state and local regulations. Any failure to obtain or maintain any such licenses or any publicity resulting from actual or alleged violations of any such laws and regulations could have an adverse effect on our results of operations. We believe that our businesses are conducted in substantial compliance with applicable laws and regulations.

Insurance

We maintain insurance coverage for general liability, property (including business interruption), terrorism, workers’ compensation and other risks with respect to our business for all of our hotels. Certain of these insurance coverages are provided through policies obtained by our manager, primarily related to general liability, workers’ compensation and auto liability, where we are identified as a co-insured party.  Through all of these policies, our insurance provides coverage related to claims arising out of the operations of our hotels, where most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles, subject to the terms and limits of the policies.

Corporate History

CorePoint Lodging Inc. was incorporated in Maryland on May 8, 2017 as a wholly-owned subsidiary of LQH Parent. As described above under “Spin-Off from LQH,” the Company was spun off from LQH Parent on May 30, 2018 and began trading “regular way” on the NYSE on May 31, 2018.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.corepoint.com as soon as reasonably practicable after they are filed with or furnished to the SEC. We will provide, without charge, to each person upon written or oral request of such person, a copy of this Annual Report on Form 10-K, including the financial statements and financial statement schedules included therein. You should direct requests for those documents to:

CorePoint Lodging Inc.

909 Hidden Ridge, Suite 600

Irving, Texas 75038

Attn: Investor Relations

Tel.: (972) 746-4522

Email: investorrelations@corepoint.com

We maintain an internet site at http://www.corepoint.com. From time to time, we may use our website as a distribution channel of material company information. Financial and other important information regarding us is routinely accessible through and posted on our website at www.corepoint.com/investors. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by visiting the Email Alerts section at www.corepoint.com/investors. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

Item 1A.	Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our Company and our business. Any of the following risks could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Industry

We are subject to the business and financial risks inherent to the lodging industry, any of which could reduce our profits, the value of our properties and our ability to make distributions and limit opportunities for growth.

Our business is subject to a number of business, financial and operating risks inherent to the lodging industry, including:

•	significant competition from other lodging businesses and hospitality providers in the markets in which our properties are located;

•	changes in operating costs, including energy, food, compensation, benefits, insurance and unanticipated costs resulting from force majeure events;

•	increases in costs due to inflation or other factors that may not be fully offset by price or other revenue increases in our business;

•	changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•	the costs and administrative burdens associated with complying with applicable laws and regulations;

•	the costs or desirability of complying with local practices and customs;

•

significant increases in cost for health care coverage for employees, including employees of third-party hotel managers, and potential government regulation with respect to health coverage, such as costs associated with compliance with the requirements of the Patient Protection and Affordable Care Act;

•	shortages of labor or labor disruptions;

•	the availability and cost of capital necessary to fund investments, capital expenditures and service debt obligations;

•	delays in, or cancellations of, planned or future development or renovation projects;

•	the quality of services provided by La Quinta or any other future third-party hotel managers;

•	the financial condition of La Quinta or any other future third-party hotel managers, developers and joint venture partners;

•

relationships with La Quinta or any other future third-party hotel managers, developers and joint venture partners, including the risk that La Quinta or any other third-party hotel managers or franchisors may terminate our management or franchise agreements and joint venture partners may terminate joint venture agreements;

•	changes in desirability of particular geographic locations;

•	changes in lodging preferences and travel patterns of potential guests of our properties and geographic concentration of our portfolio;

•	changes in the supply and demand for hotel services;

•	decreased business travel as a result of improvements to the alternatives to in-person meetings, including virtual meetings hosted on-line or over private teleconferencing networks; and

•	the ability of third-party internet and other travel intermediaries to attract and retain guests.

Any of these factors could limit or reduce our revenues or increase costs or affect our ability to develop new hotels or maintain our existing hotels. As a result, any of these factors can reduce our profits, the value of our properties and our ability to make distributions and limit opportunities for growth.

Macroeconomic and other factors beyond our control can adversely affect and reduce lodging demand.

Macroeconomic and other factors beyond our control can reduce demand for our lodging products and services, including demand for rooms at our hotels. These factors include, but are not limited to:

•	changes in general economic conditions, including the severity and duration of any downturn in the

U.S. or global economy and financial markets;

•	war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events;

•	outbreaks of pandemic or contagious diseases, such as Zika virus, measles, Ebola, legionella bacteria, avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);

•	natural or man-made disasters, such as earthquakes, tsunamis, tornadoes, hurricanes, typhoons, floods, oil spills and nuclear incidents;

•	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business;

•	low consumer confidence, high levels of unemployment or depressed real estate prices;

•	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel- related activities and the resulting negative public perception of such travel and activities;

•

governmental action and legislation, as well as political debate, conflicts and compromises related to such actions, to the extent that they negatively impact the financial markets and consumer confidence and spending or adversely impact the U.S. economy or international travel;

•	cyber-attacks;

•	climate change and resource scarcity, such as water and energy scarcity;

•	domestic and international political and geo-political conditions; and

•	cyclical over-building in the hotel and lodging industries.

These factors, and the reputational repercussions of these factors, can adversely affect, and from time to time have adversely affected, individual hotels, particular regions and our business, financial condition and results of operations as a whole. Any one or more of these factors could limit or reduce the demand, or the rates that can be charged, for rooms. Declines in ADR and occupancy relating to declines in consumer demand will lower RevPAR and may adversely affect our business, financial condition and results of operations. In addition, these factors could increase our operating costs or affect our ability to purchase or develop new hotels or to maintain our existing hotels.

Contraction in the global economy or low levels of economic growth could adversely affect our revenues and profitability as well as limit or slow our future growth.

Consumer demand for products and services provided by the lodging industry is closely linked to the performance of the general economy and is sensitive to business and personal discretionary spending levels. Decreased demand can be especially pronounced during periods of economic contraction or low levels of economic growth, and the recovery period in our industry may lag overall economic improvement. Declines in consumer demand due to adverse general economic conditions could negatively impact our business by decreasing the revenues and profitability of our properties. In addition, many of the expenses associated with our business, including personnel costs, interest, rent, property taxes, insurance and utilities, are relatively fixed. During a period of overall economic weakness, if we are unable to meaningfully decrease these costs as demand for our hotels decreases, our financial performance may be adversely affected.

In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth.

A significant percentage of our hotels are concentrated in three states, which exposes our business to the effects of certain regional events and occurrences.

Although we have hotels located in 41 U.S. states as of December 31, 2018, a significant concentration of our hotels is located in three states. Specifically, as of December 31, 2018, approximately 45% of rooms in our portfolio were located in Texas, Florida and California with approximately 23% of rooms in our portfolio located in Texas. The concentration of hotels in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. For example, the downturn in the oil and gas industry significantly affected demand in certain markets in Texas such as Houston and South and West Texas, materially adversely affecting our business in those markets, and a further decline could further adversely affect our business in those markets. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, fires, earthquakes and tornados, which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas, Florida and California markets. For example, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Hurricanes.” Depending on the severity of these acts of nature, the damage to our hotels could require us to close all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood or other casualty insurance we maintain would entirely cover damages caused by any such event.

As a result of our geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic and competitive conditions and extreme weather than other areas in the United States.

Our hotels operate and we compete for acquisitions in a highly competitive industry.

The lodging industry is highly competitive. Our principal competitors include hotel operating companies, ownership companies (including other lodging REITs) and national and international hotel brands.  We face increased competition from providers of less expensive accommodations during periods of economic downturn as leisure and business travelers become more sensitive to room rates.  Our hotels generally operate in chain scales that contain numerous competitors, including a wide range of lodging facilities offering full-service, select-service and all-suite lodging options. Hotels in other chain scales, such as full-service hotels, may lower their rates to a level comparable to those of select-service hotels such as ours that, in turn, may further increase competitive pressure in our segments. Our hotels generally compete for guests on the basis of several factors, including the attractiveness of the facility, location, room rates, quality of accommodations, public and meeting spaces, brand reputation and the ability to earn and redeem loyalty program points through a global system.  We have also seen the emergence of a sharing economy with the increasing availability of online short-term rentals. Additionally, an increasing supply of hotel rooms in our hotels’ chain scales, and consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations and greater marketing and financial resources than we or our hotels have, which has increased competition for guests in the segments in which our hotels operate. If we are unable to compete successfully for hotel guests, our revenues or profits may decline.

We also compete for hotel acquisitions with entities that have similar investment objectives as we do. This competition could limit the number of investment opportunities that we find suitable for our business. It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we believe we can prudently manage. During the recovery phase of the lodging cycle, competition among potential buyers may increase the bargaining power of potential sellers, which may reduce the number of suitable investment opportunities available to us or increase pricing. Similarly, during times when we seek to sell hotels, competition from other sellers may increase the bargaining power of the potential property buyers.

We are subject to risks associated with the concentration of our portfolio in the La Quinta brand. Any deterioration in the quality or reputation of the La Quinta brand, including changes to loyalty programs, or our relationship with the La Quinta brand could have an adverse impact on our financial condition or results of operations.

All but one of our properties currently utilize the La Quinta brand and participate in the La Quinta Returns® program, and we entered into management and franchise agreements with LQH to manage all of our properties prior to the Spin-Off. As a result, the success of our hotels and their ability to attract and retain guests depends on brand recognition and reputation, including the consistency of the La Quinta brand experience amongst our portfolio of hotels. We cannot assure you that the prior performance of our hotels will be indicative of future results or that competition from other brands will not adversely affect our market position or financial performance.

In addition, the brand recognition and support that provide much of the basis for the successful operation of our hotels can also mean that changes or problems with the La Quinta brand (e.g., integration challenges relating to the acquisition by Wyndham Worldwide of the La Quinta brand, changes in management practices, the Spin-Off or acts or omissions that adversely affect our business) or at our hotel properties (e.g., crime, scandal, litigation, negative publicity, catastrophic fires or similar events or accidents and injuries or other harm to guests or team members at our hotels) can have a substantial negative impact on the operations of otherwise successful individual locations, and can cause a loss of consumer confidence in La Quinta hotels and other hotels in our segment. Adverse incidents have occurred in the past and may occur in the future. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents. We could also face legal claims and adverse publicity from a variety of events or conditions, many of which are beyond our control. If the reputation or perceived quality of the La Quinta brand declines, our financial condition or results of operations could be adversely affected.

It is expected that, during the second quarter of 2019, La Quinta branded hotels will be combined with Wyndham Rewards and the La Quinta Returns loyalty program will be closed.  La Quinta Returns and Wyndham Rewards allow program members to accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. The programs are an important aspect of our business and of the affiliation value of our hotels. As part of the Wyndham Rewards program, prior La Quinta Returns members may use their points for other hotels in the Wyndham family of brands (not just La Quinta), which may in certain cases directly compete with our hotels, negatively impacting our business. If the Wyndham Rewards program deteriorates or materially changes in a manner adverse to us, our business, financial condition or results of operations could be materially adversely affected.

We are dependent on the performance of La Quinta and other future third-party hotel managers and could be materially and adversely affected if La Quinta or such other future third-party hotel managers do not properly manage our hotels or otherwise act in our best interests.

In order for us to qualify as a REIT, with limited exceptions, third parties must operate our hotels. We lease all but one of our hotels to our TRS lessees. Our TRS lessees, in turn, entered into management agreements with LQH prior to the Spin-Off to operate our hotels. We could be materially and adversely affected if La Quinta or any other future third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interest, and can be financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. We also rely on the management company to engage general managers at each of our hotels to manage daily operations and oversee the efforts of their team members. We require the third-party hotel manager to hire general managers who are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure of the management company to recruit, retain, train or successfully manage general managers for our hotels could negatively affect our operations. La Quinta is a wholly-owned subsidiary of Wyndham Worldwide, which manages and franchises other brands and hotels that compete with our hotels, which could result in conflicts of interest. As a result, La Quinta may make decisions regarding competing lodging facilities that are not in our best interests. Other third-party hotel managers that we engage in the future may also have similar conflicts of interest.

From time to time, disputes may arise between us, La Quinta and/or any other future third-party hotel manager regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. If we are unable to reach satisfactory results through discussions and negotiations, we or the relevant third-party hotel manager may choose to submit the dispute for resolution pursuant to binding arbitration, the outcome of which may be unfavorable to us. Pursuant to the hotel management agreements we entered into with LQH prior to the Spin-Off, we do not have the option of exploring other potentially more favorable judicial procedures to litigate any such dispute. Furthermore, the management agreements have initial terms of 20 years with two additional five-year renewal periods at manager’s option and we may terminate the management agreements only upon an event of default by the applicable third-party hotel manager, a sale of the property or the relevant manager’s failure of certain performance tests which, if disputed, are subject to the binding arbitration process.

In the event that we terminate any of our management agreements, we can provide no assurances that we could find a replacement hotel manager or that any replacement hotel manager will be successful in operating our hotels. If any of the foregoing were to occur, it could materially and adversely affect us.

Furthermore, if our relationship with La Quinta were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, La Quinta could, under certain circumstances, terminate our management agreements or franchise agreements for our current hotels or hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.

Restrictive covenants in certain of our hotel franchise agreements contain provisions limiting or restricting the sale of our hotels, which could materially and adversely affect our profitability.

Certain of our hotel franchise agreements with LQH contain restrictive covenants that limit or restrict our ability to sell a hotel. Generally, we may not agree to sell, lease or otherwise transfer a particular hotel unless La Quinta approves the transfer pursuant to the applicable franchise agreement. In addition, we could be liable for significant liquidated damages in connection with the termination of such franchise agreement or continue to be obligated under any guarantee contained in the applicable franchise agreement in connection with any approved transfer. As a result, selling or transferring certain of our hotels may be less advantageous than it otherwise may have been or we may be prohibited from taking actions that would otherwise be in our and our stockholders’ best interests. In addition, as noted above, La Quinta may have a conflict that results in La Quinta’s declining to approve a transfer that would be in our and our stockholders’ best interests.

If we are unable to maintain good relationships with La Quinta and other third-party hotel managers and franchisors that we may engage in the future, profitability could decrease and our growth potential may be adversely affected.

The success of our properties largely depends on our ability to establish and maintain good relationships with La Quinta and other third-party hotel managers and franchisors that we may engage in the future. If we are unable to maintain good relationships with La Quinta and such other third-party hotel managers and franchisors, we may be unable to renew existing management or franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional third-party managers or franchisors may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our growth strategy.

Our efforts to reposition, renovate, redevelop or develop our hotels could be delayed or become more expensive, which could reduce profits or impair our ability to compete effectively.

We must maintain and renovate our hotels to remain competitive, maintain the value and brand standards of these hotels and comply with applicable laws and regulations. From time to time, we evaluate our hotels to determine whether additional capital expenditures are required and will provide an acceptable return on investment. For example, in 2016, we undertook a review of our hotel portfolio to identify properties that, with the appropriate scope of capital investment and renovation, we believed have the opportunity to re-position within a market, allowing us to capture additional occupancy and increased rates while being measured against new, higher-quality competitive sets. As a result of this review, we identified 54 properties for repositioning.  As of December 31, 2018, the construction phase of the repositioning effort had been completed for 53 of these hotels. We may identify additional hotels as part of our on-going review.

Our strategy includes maintenance and renovation of our hotels and may include redevelopment, development and conversion of hotels, which is subject to a number of risks, including:

•	the inability to obtain financing upon favorable terms or at all;

•	construction delays or cost overruns (including labor and materials) that may increase project costs;

•	lack of availability of rooms for revenue-generating activities during construction, modernization or renovation projects;

•	changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns for improvements that we make;

•	obtaining zoning, occupancy, and other required permits or authorizations;

•	governmental restrictions on the size or kind of development;

•	volatility in the debt and capital markets that may limit our ability to raise capital for projects or improvements;

•	force majeure events, including earthquakes, tornadoes, hurricanes, floods or tsunamis, or acts of terrorism; and

•	design defects that could increase costs.

Furthermore, we generally rely heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform its obligations may result in construction or remodeling delays, increased costs and loss of revenues. As a result, we may not increase our revenues or generate expected profits and cash flows from the renovation, redevelopment or development of hotels.

If hotels under renovation or development cannot begin operating as scheduled, or if renovation investments adversely affect or fail to improve performance, our ability to compete effectively could be diminished and revenues could be reduced. Further, due to the lengthy development cycle, adverse economic conditions may alter or impede our development plans, thereby resulting in incremental costs to us or potential impairment charges. If the cost of funding these renovations or developments exceeds budgeted amounts, profits could be reduced. Moreover, during the early stages of operations of our hotel properties, charges related to interest expense and depreciation may substantially detract from, or even outweigh, the profitability of certain new hotel investments.

The lodging industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our financial condition and results of operations.

The lodging industry is seasonal in nature. The periods during which our properties experience higher revenues vary from hotel to hotel, depending principally upon location and customer base served. Generally, our revenues are greater in the second and third calendar quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue from quarter to quarter. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters to make distributions to our stockholders in accordance with our distribution policy upon our election to qualify as a REIT, and we can provide no assurances that such borrowings will be available to us on favorable terms, if at all. In addition, the lodging industry is cyclical and demand generally follows the broader economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our financial condition and results of operations.

Our expenses may not decrease even if our revenue decreases.

Many of the expenses associated with owning hotels, such as debt-service payments, property taxes, insurance, utilities and employee wages and benefits, are relatively inflexible. They do not necessarily decrease in tandem with a reduction in revenue at the hotels and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. In addition, some of our third-party ground leases require periodic increases in ground rent payments. Our ability to pay these rents could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

In the event of a significant decrease in demand, La Quinta or other third-party hotel managers that we may engage in the future may not be able adjust the labor model to offset the decrease in demand. Our hotel managers also may be unable to offset any fixed or increased expenses with higher room rates. Any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotel properties.

Our business is capital intensive and our failure to make necessary investments could adversely affect the profitability of our properties.

As of December 31, 2018, our hotels had an average age of 31 years. For these hotels to remain attractive and competitive, we have to make periodic investments to keep these hotels well maintained, modernized and refurbished. This creates an ongoing need for capital. We may be unable to access capital or unwilling to spend available capital when necessary. In addition, we are required to make distributions to our stockholders in accordance with our distribution policy upon our election to qualify as a REIT which may limit the capital available for us to invest in our hotels.  To the extent that we cannot fund expenditures from cash generated by the operation of our properties, funds must be borrowed or otherwise obtained, which may be difficult to obtain. Failure to make the investments necessary to maintain or improve our portfolio or act in accordance with applicable brand standards could adversely affect the profitability of our properties.

We are exposed to the inherent risks resulting from our investments in real estate, including the relative illiquidity of such investments, which could increase our costs, reduce our profits and limit our ability to respond to market conditions.

Real estate investments are relatively illiquid and, therefore, cannot be purchased or sold rapidly in response to changes in economic or other conditions. Buyers may not be identified quickly or be able to secure suitable financing to consummate a transaction or we may not be able to sell hotels on terms favorable to us. Furthermore, sales of certain appreciated hotels could generate material adverse tax consequences, which may affect our ability to sell hotels in response to market conditions and adversely affect our ability to generate cash flows.

Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our hotels for use in a trade or business or for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of hotels that otherwise would be in our best interests. Therefore, we may not be able to adjust the composition of our portfolio promptly in response to changing economic, financial and investment conditions or dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.

Additionally, real estate ownership is subject to other risks, including:

•	governmental regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;

•

loss in value or functionality, or unanticipated liabilities, due to environmental conditions, local market or neighborhood conditions, governmental takings, uninsured casualties or restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•	changes in tax laws and property taxes, even if the hotel level cash flows remain the same or decrease;

•	increased potential civil liability for accidents or other occurrences in hotels;

•	the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade hotels;

•	periodic total or partial closures due to renovations and hotel improvements;

•	risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and uncertainties in the availability of replacement financing;

•

risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•

acts of God, including earthquakes, hurricanes, floods, winter storms and other natural disasters that may result in uninsured losses, including property value losses caused by nearby disasters even if our hotels are completely undamaged;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	maintaining tenants for leased properties; and

•	contingent liabilities that exist after we have exited a property.

Any of the forgoing risks could increase our costs, reduce our profits and the value of our properties and limit our ability to respond to market conditions.

We face various risks posed by our acquisition, redevelopment, repositioning, renovation and re-branding activities, as well as our disposition activities.

We may in the future invest in identifying and consummating acquisitions of additional hotels and portfolios. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels or portfolios that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of retained cash flows, borrowings and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

We are also obligated to re-flag certain hotels currently operating under the La Quinta brand due to the completion of nearby hotels in La Quinta’s franchisee pipeline. Such rebranding, which may affect approximately 20 hotels, may mean that our hotels are rebranded as a less profitable flag.

In addition, newly acquired, redeveloped, renovated, repositioned or re-branded hotels may fail to perform as expected and the costs necessary to bring such hotels up to applicable brand standards may exceed our expectations, which may result in the hotels’ failure to achieve projected returns.

We have also disposed of certain hotels that we did not believe met our long-term investment criteria and may decide to dispose of additional hotels, or groups of hotels, in the future.

These activities could pose the following risks to our ongoing operations:

•	we may abandon such activities and may be unable to recover expenses already incurred in connection with exploring such opportunities;

•

acquired, redeveloped, renovated or re-branded hotels may not initially be accretive to our results, and we and the third-party hotel managers may not successfully manage newly acquired, renovated, redeveloped, repositioned or re-branded hotels to meet our expectations;

•	we may be unable to quickly, effectively and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing portfolio;

•

our redevelopment, repositioning, renovation or re-branding activities may not be completed on schedule, which could result in increased debt service and other costs and lower revenues, and defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a property to be closed during the period required to rectify the defect;

•

management attention may be diverted by our acquisition, redevelopment, repositioning or re-branding activities, which in some cases may turn out to be less compatible with our growth strategy than originally anticipated;

•	we may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks;

•	we may issue shares of stock or other equity interests in connection with such acquisitions that could dilute the interests of our existing stockholders;

•	we may assume various contingent liabilities in connection with such transactions;

•	we may divest hotels which will impact our revenue and EBITDA and may yield lower than expected returns or otherwise fail to achieve the benefits we expect; and

•	we may incur losses on sales or impairment on anticipated sales of properties.

The occurrence of any of the foregoing events, among others, could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Required capital expenditures and costs associated with, or failure to maintain, brand operating standards may materially and adversely affect our results of operations and profitability.

The terms of our franchise agreements and management agreements generally require us to meet specified operating standards and other terms and conditions and compliance with such standards may be costly. We expect that La Quinta and any other future third-party franchisors will periodically inspect our hotels to ensure that we and any third-party hotel managers follow brand standards. Additionally, under the terms of the franchise agreements, we are required to make specified per-room capital expenditures at each property, which requirement could cause us to make greater investments in underperforming properties than we might otherwise. See “Item 1. Business—Our Principal Operating Agreements—Franchise Agreements.”

Failure by us, or any hotel management company that we engage, to maintain the operating standards, make required capital expenditures or comply with other terms and conditions could result in a franchise agreement being canceled or the franchisor requiring us to undertake a costly property improvement program. If a franchise agreement is terminated due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which varies by franchisor and by hotel. If the funds required to maintain brand operating standards are significant, or if a franchise agreement is terminated, it could materially and adversely affect our results of operations and profitability.

If we were to lose a brand license at one or more of our hotels, the value of the affected hotels could decline significantly and we could incur significant costs to obtain new franchise agreements, which could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

All but one of our properties as of December 31, 2018 utilize the La Quinta brand. We lease all but one of our hotels to our TRS lessees. Our TRS lessees, in turn, entered into management agreements with LQH prior to the Spin-Off to operate our hotels. We have an obligation to re-flag three properties that currently operate under the La Quinta brand and may, in the future, rebrand other existing properties, acquire properties that operate under other brands and/or engage other third-party hotel managers and franchisors. If we were to lose a brand license, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor or brand manager, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise agreement for a particular hotel could harm our relationship with the franchisor or brand manager, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise agreements or brand management agreements from the franchisor or brand in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise agreement or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise agreements or brand management agreements, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems could materially adversely affect our business.

The La Quinta brand is dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, and we expect that other hotel managers that we may contract with in the future also will be dependent on such networks. These complex networks include reservation systems, hotel management systems, customer databases, call centers, administrative systems and third-party vendor systems. These systems require the collection, retention and transfer of large volumes of personally identifiable information of hotel guests, which may include credit card numbers.

These information networks and systems can be vulnerable to threats such as: system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risks from these cyber threats are significant and the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We expect the La Quinta brand may be subject to cyber-attacks in the future and may experience data breaches. We rely on La Quinta, and will rely on other hotel managers that we contract with in the future, to protect proprietary and customer information from these threats. Any compromise of our hotel managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of our hotels, in increased costs and in potential litigation and liability. In addition, public disclosure, or loss of customer or proprietary information could result in damage to La Quinta’s or another applicable property manager’s reputation, a loss of confidence among hotel guests, reputational harm for our hotels and potential litigation, which may have a material adverse effect on our business, financial condition and results of operations.

In addition to the information technologies and systems our hotel managers use to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes. We may be required to expend significant attention and financial resources to protect these technologies and systems against physical or cybersecurity incidents.  There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and could subject us to liability or result in claims, monetary losses or regulatory penalties which could be significant.

The growth of internet reservation channels could adversely affect our business and profitability.

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel sources that compete with our hotels. If bookings continue to shift to higher cost distribution channels, including internet and traditional travel intermediaries and meeting procurement firms, it could materially impact our profits. Bookings through these intermediaries have been increasing. For the year ended December 31, 2018, such bookings represented approximately 30% of the booking channel mix for our comparable hotels, compared to approximately 27% during 2017. As such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the La Quinta brand, other brands our properties may utilize in the future and management companies. These hospitality intermediaries also may reduce these bookings by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Further, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification.

All but one of our properties as of December 31, 2018 utilize the La Quinta brand. Consumers may develop brand loyalties to the intermediaries’ websites and reservations systems rather than to the La Quinta brand. If this happens, our business and profitability may be significantly harmed. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from La Quinta’s website and increase our hotels’ cost of sales.

In addition, class action litigation against several online travel intermediaries and lodging companies have challenged the legality under antitrust law of certain provisions in contracts with third-party intermediaries. In one such action, several online travel intermediaries and lodging companies were sued for deceptive advertising and allegedly conspiring to fix prices. The court dismissed the action after finding the plaintiffs’ claims implausible and not linked to any harm. Although La Quinta was not named in that action, and the case sets favorable precedent, there is no guarantee that another similar action will not be filed in the future.

A disruption to the functioning of the reservation system for our hotels, including in connection with the planned migration from the La Quinta platform to the Wyndham platform, or decrease in the efficiency of the rate management tools to which our property manager has access could have an adverse effect on our business.

La Quinta manages a reservation system that communicates reservations to our hotels that have been made by individuals directly, either online or by telephone to call centers or through devices via mobile applications, or through intermediaries like travel agents, internet travel web sites and other distribution channels. We expect that any other future third-party franchisor would similarly manage a reservation system. In addition, cross-selling through direct channels, such as Wyndham.com and Wyndham’s call center, was launched in August 2018 and complete integration is planned for the first half of 2019. The cost, speed, efficacy and efficiency of these reservation systems, as well as protection of personal or confidential information of its users, are important aspects of any brand. Any degradation of, failure of adequate development relative to, or security breach of, such reservation systems, including in connection with the integration of the La Quinta branded system and Wyndham, may adversely affect our affiliated hotels. These reservation systems generally rely on data communications networks operated by unaffiliated third parties. Any significant interruption of the function of these reservation systems (or significant parts of thereof) may adversely affect our business as well as our ability to generate revenues.

The migration of reservation, property management and booking services for our hotels from La Quinta’s reservation property management and booking systems to systems hosted by Wyndham is planned to take place in the second quarter of 2019.  There can be no assurance that the migration will not cause significant and potentially prolonged disruption to the reservation system for our hotels.  Moreover, there can be no assurance that Wyndham’s reservation systems will permit our property manager to manage room rates as effectively as our property manager was able to using La Quinta’s reservation systems.  Any decrease in the efficiency of our rate management could adversely affect our ability to generate revenues.

The cessation, reduction or taxation of program benefits of  loyalty programs or our access to them could adversely affect the La Quinta brand and guest loyalty.

All but one of our properties currently participate in the loyalty program for the La Quinta brand, which is expected to be combined with the Wyndham Rewards program in April 2019. Our hotels contribute a percentage of the guest’s room rate per night to the program for each hotel stay of a program member. La Quinta arranges with service providers such as airlines to exchange monetary value represented by points for program awards and may charge a license fee to such service providers for use of the La Quinta brand trademarks. Program members accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits, including free rooms, airline miles and other items of value.

Currently, the program benefits are not taxed as income to members. We are not the owner of the La Quinta Returns program and changes to the program, including its combination with the Wyndham Rewards program, or our access to it could negatively impact our business. If the program awards and benefits are materially altered, curtailed or taxed, or if customers choose other brands within the Wyndham Rewards program, and, as a result, a material number of current Returns members choose to stay at non-La Quinta-branded hotels, our business could be adversely affected.

A number of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be adversely affected.

Eighteen of our hotels are either completely or partially on land subject to ground leases. If we are found to be in breach of a ground lease or ground sublease, such ground lease or sublease could be terminated. Assuming that we exercise all available options to extend the terms of our ground leases and ground subleases, all of our ground leases and ground subleases will expire between 2019 and 2096. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease or ground sublease, as applicable, at the time that we exercise such options and/or the time such extension occurs, and we can provide no assurances that we will be able to exercise our options at such time. Furthermore, we can provide no assurances that we will be able to renew our ground leases and ground subleases upon expiration or at satisfactory economic terms. If a ground lease or ground sublease expires or is terminated, we would be unable to derive income from such hotel, which could adversely affect us.

We will not recognize any increase in the value of the land or improvements subject to our ground leases and may only receive a portion of compensation paid in any eminent domain proceeding with respect to the hotel.

Unless we purchase a fee interest in the land and improvements subject to our ground leases, we will not have any economic interest in the land or improvements at the expiration of our ground leases and therefore we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon, and will lose our right to use the hotel. Furthermore, if a governmental authority seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure.

We may be subject to unknown or contingent liabilities related to our hotels and the hotels that we may acquire in the future, which could materially and adversely affect our revenues and profitability growth.

Our current hotels, and the hotels that we may acquire in the future may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of the hotels we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our revenues and profitability.

We depend on external sources of capital for future growth; therefore, any disruption to our ability to access capital at times and on terms reasonably acceptable to us may affect adversely our business and results of operations.

Ownership of hotels is a capital-intensive business that requires significant capital expenditures to acquire, operate, maintain and renovate properties. To qualify as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain), including taxable income recognized for U.S. federal income tax purposes but with regard to which we do not receive cash. As a result, we must finance our growth, fund debt repayments and fund these significant capital expenditures largely with external sources of capital. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

•	price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets;

•	changes in market perception of our growth potential, including downgrades by rating agencies;

•	decreases in our current and estimated future earnings;

•	decreases or fluctuations in the market price of our common stock;

•	increases in interest rates; and

•	the terms of our existing long-term indebtedness.

Any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth and our financial condition and results of operations. Potential consequences of disruptions in U.S. and global equity and credit markets and, as a result, an inability for us to access external capital at times, and on terms, reasonably acceptable to us could include:

•	a need to seek alternative sources of capital with less attractive terms, such as more restrictive covenants and shorter maturity;

•	adverse effects on our financial condition and liquidity, and our ability to meet our anticipated requirements for working capital, debt service and capital expenditures;

•	higher costs of capital;

•	an inability to enter into derivative contracts to hedge risks associated with changes in interest rates and foreign currency exchange rates; or

•	an inability to execute on acquisitions.

Governmental regulation may adversely affect the operation of our hotels.

Our hotels are subject to extensive local, regional and national regulations and, on a periodic basis, must obtain various licenses and permits. The laws and regulations of states, counties, cities, provinces and other political subdivisions may also require certain registration, disclosure statements and other practices with respect to the franchising of hotels. Any failure to identify, obtain or maintain required licenses and permits could result in adverse consequences.

The hotel industry is subject to extensive federal, state and local governmental regulations in the United States, including those relating to building and zoning requirements and those relating to the preparation and sale of food. We and our hotel managers are also subject to licensing and regulation by state and local departments relating to health, sanitation, fire and safety standards, and to laws governing their relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In connection with the continued operation or remodeling of certain of our hotels, we may be required to expend funds to meet federal, state and local regulations. For example, we have incurred and may incur additional significant costs complying with the Americans with Disabilities Act (“ADA”), which requires that all public accommodations meet certain federal requirements related to access and use by disabled persons. The regulations also mandate certain operational requirements that hotel operators must observe. If, pursuant to the ADA, we are required to make substantial alterations to, and capital expenditures for, our hotels, including removal of access barriers, it could increase our expenditures and, in turn, could reduce our earnings. Any failure to obtain or maintain any such licenses or any publicity resulting from actual or alleged violations of any such laws and regulations could result in injunctive relief, fines, damage awards or capital expenditures and could have an adverse effect on our results of operations. Moreover, new or revised laws and regulations or new interpretations of existing laws and regulations could affect the operation of our hotels or result in significant additional expense and operating restrictions on us.

U.S. environmental laws and regulations may cause us to incur substantial costs or subject us to potential liabilities.

We are subject to certain compliance costs and potential liabilities under various U.S. federal, state and local environmental, health and safety laws and regulations. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances and wastewater disposal. Our failure to comply with such laws, including any required permits or licenses, could result in substantial fines or possible revocation of our authority to conduct some of our operations. We could also be liable under such laws for the costs of investigation, removal or remediation of hazardous or toxic substances at our currently or formerly owned or operated hotels or at third-party locations in connection with our waste disposal operations, regardless of whether or not we knew of, or caused, the presence or release of such substances. In some cases, we may be entitled to indemnification from the party that caused the contamination, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may be required to remediate such substances or remove, abate or manage asbestos, mold, radon gas, lead or other hazardous conditions at our hotels. The presence or release of such toxic or hazardous substances could result in third-party claims for personal injury, property or natural resource damages, business interruption or other losses. Such claims and the need to investigate, remediate, or otherwise address hazardous, toxic or unsafe conditions could adversely affect our operations, the value of any affected hotel, or our ability to sell, lease or assign our rights in any such hotel, or could otherwise harm our business. Environmental, health and safety requirements have also become increasingly stringent, and our costs may increase as a result. For example, Congress, the U.S. Environmental Protection Agency (“EPA”), and some states are considering or have undertaken actions to regulate and reduce greenhouse gas emissions. New or revised laws and regulations or new interpretations of existing laws and regulations, such as those related to climate change, could affect the operation of our hotels or result in significant additional expense and operating restrictions on us.

Asbestos, lead-based paint, mold and other hotel related issues could expose us to substantial liability.

Certain U.S. laws impose liability for the release of asbestos containing materials into the air or require the removal or containment of asbestos containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to toxic or hazardous substances. Some of our hotels may have asbestos containing materials, and if such materials are discovered, we are required to take action as and when required by applicable law. Such laws require that, as owners of buildings containing asbestos, we must (i) properly manage and maintain the asbestos, (ii) notify and train certain employees regarding the presence of asbestos and the related hazards and (iii) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on us if we fail to comply with these requirements and may allow third parties to seek recovery for personal injury associated with exposure to asbestos fibers, which could significantly increase our operating costs and reduce our earnings.

In addition, certain laws impose liability for lead based paint, and third parties may seek recovery from owners of real properties for personal injury associated with lead-based paint. Limits are placed on the amount of lead that may be present in public drinking water supplies, and third parties may seek recovery from owners of real properties for injuries arising from exposure to high lead concentration. We indemnify La Quinta, and we will indemnify other third-party hotel managers that we may engage in the future, for certain legal costs resulting from management of our hotels.

Other materials used in the construction of our hotels that are currently thought to be safe may in the future be determined to be hazardous, and could expose us to substantial liability for damages, injuries, adverse health effects or removal and disposal costs. In addition, other building supplies thought to be appropriate for their use, while not toxic, have been discovered to be defective (such as fire-retardant plywood or polybutylene piping). Defects in such supplies have resulted in substantial costs on the part of the owners of affected hotels to remove and replace the defective materials. Materials currently thought to be appropriate or safe may in the future prove to be defective and could result in substantial costs or losses.

Problems associated with mold may pose risks to our hotels and also may be the basis for personal injury claims against us. There is no generally accepted standard for the assessment of mold. If left unchecked or inadequately addressed, the growth of mold could result in litigation and remediation expenses, or in a closure of some or all of a hotel, that could adversely affect revenues from an individual hotel. We have discovered that some of our hotels have problems with mold. The presence of mold at some of our hotels has required us to undertake a remediation program to remove the mold from the affected hotels. The cost of remediation to date has not been material. However, remediation costs may substantially increase if there is mold in our other hotels or if costs related to mold such as legal and insurance expense continue to increase rapidly, which could significantly increase our operating costs and reduce our earnings.

Additionally, the EPA has identified certain health risks associated with elevated radon gas in buildings and has recommended that certain mitigating measures be considered. It is possible that other environmental conditions not currently known, or known but not currently thought to be dangerous, may in the future be determined to present a risk to health or safety, such as with respect to possible exposure to waterborne pathogens.

For all of these reasons, the presence of, or potential for contamination by, such hazardous or toxic substances, or exposure to pathogens, at, on, under, adjacent to, emanating from, or in any of our hotels could materially adversely affect the operations, the value of such hotel or the ability to attract guests to such hotel, or could otherwise harm our business.

Adverse judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could reduce our profits or limit our ability to operate our business.

In the normal course of our business, we are involved in various legal proceedings. La Quinta and other third-party hotel managers that we may engage in the future, whom we indemnify for legal costs resulting from management of our hotels, may also be involved in various legal proceedings relating to the management of our hotels. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or our third-party hotel managers or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal laws and regulations regarding workplace and employment matters, consumer protection claims and other commercial matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants through adverse judgments or settlement agreements. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.

The loss of senior executives could significantly harm our business.

Our ability to maintain our competitive position depends to a large degree on the efforts and skills of our senior executives. Finding suitable replacements for senior executives could be difficult. We currently do not have a life insurance policy or key person insurance policy with respect to any of our senior executives. Any failure of our management to work together to effectively manage our operations, any additional departures of senior executives, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may adversely affect our business, results of operations and financial condition.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.

We entered into management agreements with LQH to operate each of our hotels. La Quinta is generally responsible for hiring and maintaining the labor force at each of the hotels they manage. Although we generally do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act or any similar health care regulations enacted in the future, may adversely impact our operating costs.  Employees at two of our hotels are currently represented by labor unions.  Labor costs at hotels where the workforce is unionized may be particularly challenging and unionization may also hinder the ability of La Quinta and any other hotel management company that we engage to resolve employment matters and disputes directly with their employees.

From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. We expect labor costs to increase in 2019 at our two hotels where employees are currently represented by labor unions.  The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

If the insurance that we carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving our hotels, our profits could be reduced.

We and our hotel manager carry insurance from insurance carriers that we believe is adequate for foreseeable first and third-party losses and with terms and conditions that we believe are reasonable and customary. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain or restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to reimburse us in full for our losses or pay the full value of financial obligations, liabilities or the replacement cost of any lost investment or property loss, which could adversely affect our profits. In addition, risks that may fall outside the general coverage terms and limits of the policies and certain types of losses that are significantly uncertain, or generally of a catastrophic nature, such as hurricanes, earthquakes and floods or terrorist acts, may be uninsurable or not economically insurable. If such losses or events occur, they could cause substantial damage to our hotels or the surrounding area, without any insurance coverage. Further, we may not be able to obtain or renew insurance policies or, if we are able to obtain or renew our coverage, it may be at a significantly higher cost than the historic cost.

In addition, insurance coverage for our hotels and for casualty losses does not customarily cover damages that are characterized as punitive or similar damages. As a result, any claims or legal proceedings, or settlement of any such claims or legal proceedings that result in damages that are characterized as punitive or similar damages may not be covered by our insurance. If these types of damages are substantial, our financial condition and results of operation may be adversely affected.

In some cases, these factors could result in certain losses being completely uninsured. As a result, we could lose some or all of the capital invested in a hotel, as well as the anticipated future revenues and profits from the hotel. We could suffer an uninsured or underinsured loss, and we may not have sufficient insurance to cover awards of damages resulting from claims made against us.

Terrorism insurance may not be available at commercially reasonable rates or at all.

Following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Risk Insurance Program (the “Program”) to provide insurance capacity for terrorist acts. The Program expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020. We carry insurance from insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance from a stand-alone market in place of and to supplement insurance from government run pools. If the Program is not extended or renewed upon its expiration in 2020, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

Terrorist attacks and military conflicts may adversely affect the lodging industry.

The September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area and more recent terrorist attacks in other areas of the world underscore the possibility that large public facilities or economically important assets could become the target of terrorist attacks in the future. The occurrence or the possibility of terrorist attacks or military conflicts could, among other things, generally reduce travel to affected areas for tourism and business or adversely affect the willingness of guests to stay in or avail themselves of hotel services and result in higher costs for security and insurance premiums or diminish the availability of insurance coverage for losses related to terrorist attacks, all of which could adversely affect our financial condition and results of operations.

Changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain properties, may cause us to incur impairment charges that could adversely affect our results of operations.

Our total assets include a substantial amount of long-lived assets, principally hotel related land, property and equipment. We analyze our assets for impairment if events or changes in circumstances indicate that an asset might be impaired. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of our holding period, future results and fair value assessments of our assets. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. Decisions to divest hotels could result in the requirement to record an impairment charge due to, among other factors, a decrease in the assumed holding period or fair value for the hotel. For example, during 2018, 2017 and 2016, we recognized non-cash impairment charges of $154 million, $1 million and $104 million, respectively, primarily related to a reduction in our estimated holding period and potential sales of hotels. Future changes in holding periods or other assumptions or divestitures of our hotel investments could result in additional impairment charges. During times of economic distress, declining demand and declining earnings often result in declining asset values. If any impairment losses we recognize are significant, our financial condition and results of operations would be adversely affected.

Changes in federal, state or local tax law or interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

We are currently subject to taxation at the federal, state and local levels in the United States. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability, financial condition, results of operations or cash flows. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates. We are subject to ongoing and periodic tax audits and disputes in various jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows. Furthermore, we intend to elect to be taxed as a REIT, effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. See “—Risks Related to Our REIT Status and Certain Other Tax Items.”

Political and economic uncertainty could impact our financial results and growth.

Potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, interest rates, tariffs and related issues, including, for example the 2019 U.S. federal government shutdown, and the uncertainty over how long any of these conditions will continue, could have a negative impact on the lodging industry. U.S. federal spending cuts and any further limitations that may result from congressional action or inaction, could cause us to experience weakened demand for our hotel rooms.

Certain La Quinta subsidiaries are currently under audit by the Internal Revenue Service and may be required to pay additional taxes for which we would be responsible.

The Internal Revenue Service (the “IRS”) is currently auditing the tax returns of La Quinta Corporation, one of LQH’s former REITs prior to the Pre-IPO Transactions, and BRE/LQ Operating Lessee Inc., one of LQH’s former TRSs prior to the Pre-IPO Transactions, in each case for the tax years ended December 31, 2010, 2011, 2012 and 2013. With respect to the audits of the 2010 and 2011 tax returns, LQH received a draft notice of proposed adjustment from the IRS on January 9, 2014, and the notice of proposed adjustment was issued to LQH on June 2, 2014. LQH submitted a timely response to the notice of proposed adjustment and, on July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the rent charged for these periods under the lease of hotel properties from the REIT to the TRS exceeded an arm’s length rent. In addition, the IRS proposed to eliminate $89 million of net operating loss (“NOL”) carryforwards for the TRS for the tax years 2006 through 2009; however, in an IRS rebuttal received on September 26, 2014, the IRS conceded its proposed adjustment on this point was incorrect. LQH disagrees with the IRS’ position with respect to rents charged by the REIT to its TRS and has appealed the proposed tax and adjustments to the IRS Appeals Office. In determining amounts payable by LQH’s TRS under the lease, LQH engaged a third party to prepare a transfer pricing study contemporaneous with the lease which concluded that the lease terms were consistent with an arm’s length rent as required by relevant provisions of the Code and applicable Treasury Regulations. Attorneys and others representing LQH conducted preliminary discussions regarding the appeal with the IRS Appeals Office team on March 31, 2015 and April 1, 2015. In response to a supplemental analysis submitted by the IRS economist to the IRS Appeals Office and provided to us on August 18, 2015, LQH submitted responses dated September 3, 2015 and October 1, 2015.

LQH’s most recent meeting with the IRS Appeals Office team occurred on January 25, 2017. In September 2017, IRS Appeals conceded that the proper measurement date for the lease was July 6, 2007, the date used in the contemporaneous transfer pricing study described above. In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development. LQH believes the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with U.S. transfer pricing principals and the U.S. federal tax laws related to REITs. LQH has concluded that the positions reported on the tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of the date of this filing, LQH has not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, LQH or we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, LQH was notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. LQH received several draft notices of proposed adjustment proposing a transfer pricing related assessment of approximately $18 million for 2013, but the IRS recently indicated they were withdrawing that proposed assessment. In addition, LQH received a draft notice of proposed adjustment proposing transfer pricing related adjustments to our net operating losses for the years 2006 through 2009. The IRS has since indicated that it will not pursue the transfer-pricing adjustment. On August 8, 2017, the IRS issued a 30-Day Letter, in which it is proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. On September 26, 2017, LQH furnished a timely protest to the IRS exam team. They have since indicated that they intend to furnish a rebuttal to LQH’s protest, at which time the matter will be referred to the IRS Appeals Office. Based on analysis of these notices, LQH believes the NOL disallowances proposed in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed adjustment is inconsistent with U.S. federal income tax laws relating to REITs. LQH has concluded that the positions reported on its tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of the date of this filing, LQH has not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

If the IRS were successful in its challenges relating to LQH’s 2010-2013 tax years, LQH could owe additional income taxes, interest and penalties, which will be allocated to us pursuant to the Tax Matters Agreement entered into in connection with the Spin-Off.

Neither we nor any of our subsidiaries have been a REIT for U.S. federal income tax purposes subsequent to the Pre-IPO Transaction and prior to the effective date of our REIT election, which we intend to make with the filing of our U.S. federal income tax return for the year ended December 31, 2018, there can be no assurance that the IRS will not challenge the Pre-IPO Entities’ REIT status for previous years in which they elected REIT status. If the IRS were to successfully challenge the previous REIT status of any such entity, we may be required to pay additional taxes.

Certain of the Pre-IPO Entities elected to be treated as REITs for U.S. federal income tax purposes for taxable years ended on and prior to the date of the initial public offering of LQH Parent. Following consummation of the initial public offering of LQH Parent and prior to our election with the filing of our U.S. federal income tax return for the year ended December 31, 2018, neither we nor any of our subsidiaries has been a REIT for U.S. federal income tax purposes. However, there can be no assurance that the IRS will not challenge the Pre-IPO Entities’ REIT qualification for previous years in which they elected REIT status. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which only a limited number of judicial or administrative interpretations exist. Although we believe that each of the Pre-IPO Entities that elected to be treated as a REIT met all of these requirements and qualified as a REIT in each of the years REIT status was elected, if the IRS were to successfully challenge the previous REIT status of any such entity, we could be liable for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock.

Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future, including but not limited to changes in lease accounting. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our reported financial condition and results of operations. See Note 2: “Significant Accounting Policies and Recently Issued Accounting Standards” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted.

If we elect to grow our portfolio internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

None of our hotels are located outside of the United States. We may acquire hotels located outside of the United States in the coming years. As a result, we may be, on a potentially increasing basis, subject to the risks of doing business outside the United States, including recessionary trends or economic instability in international markets, changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which our properties are located, the imposition of restrictions on currency conversion or the transfer of funds, the presence and acceptance of varying levels of business corruption in international markets, the impact of various anti-corruption and other laws, the impact of complying with regulations and policies of foreign governments, the difficulties involved in managing an organization doing business in many different countries, rapid changes in non-U.S. governmental, economic and political policies, political or civil unrest and acts of terrorism, increases in anti-American sentiment or the threat of international boycotts or U.S. anti-boycott legislation, forced nationalization of properties by local, state or national governments and events that make travel to such a region less attractive or more difficult.

Any or all of these factors may adversely affect the income from and the market value of our hotels located in international markets. In addition, the economy of any region in which our hotels are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. A decline in the general economic condition in regions or countries in which our hotels are located could result in a decrease in hotel demand in the region, and the income from and market value of these hotels may be adversely affected. Over time, room rates in regions can fluctuate and have historically fluctuated widely. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and as our international operations increase, these risks will become more pronounced.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry and our ability to pay our debts and could expose us to interest rate risk to the extent of our variable debt and divert our cash flow from operations to make debt payments.

We have a significant amount of indebtedness. As of December 31, 2018, our total indebtedness was approximately $1.0 billion and we had $150.0 million of availability under our revolving credit facility. Our substantial debt could have important consequences, including:

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and distributions to stockholders and to pursue future business opportunities;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•

exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness (whether fixed or floating rate interest) to be higher than they would be otherwise;

•	exposing us to the risk of increased interest rates because certain of our indebtedness is at variable rates of interest;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•

limiting our ability to obtain additional financing for working capital, capital expenditures, hotel development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

In addition, we are a holding company and substantially all of our consolidated assets are owned by, and most of our business is conducted through, our subsidiaries. Revenues from these subsidiaries are our primary source of funds for debt payments and operating expenses. If our subsidiaries are restricted from making distributions to us, that may impair our ability to meet our debt service obligations or otherwise fund our operations. Moreover, there may be restrictions on payments by subsidiaries to their parent companies under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. As a result, although a subsidiary of ours may have cash, we may not be able to obtain that cash to satisfy our obligation to service our outstanding debt or fund our operations.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness, to fund planned capital expenditures and to make distributions to our stockholders will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We may not be able to affect any of these actions on a timely basis, on commercially reasonable terms or at all, and these actions may not be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt arrangements may restrict us from affecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

Despite our level of indebtedness following the Spin-Off, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

We may be able to incur significant additional indebtedness in the future. Although our debt agreements contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are often subject to a number of qualifications and exceptions. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt instruments. In addition, our organizational documents contain no limitation on the amount of debt we may incur, and our board of directors may change our financing policy at any time without stockholder notice or approval. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the preceding two risk factors would increase.

Our debt agreements contain, and future debt agreements may contain, restrictions that may limit our flexibility in operating our business.

Our debt agreements contain operating covenants that limit the discretion of management with respect to certain business matters. These covenants place restrictions on our ability to incur additional indebtedness and make guarantees, create liens on assets, enter into sale and leaseback transactions, engage in mergers and consolidations, sell assets, make fundamental changes, pay dividends and distributions or repurchase our capital stock, make investments, loans and advances, including acquisitions, engage in certain transactions with affiliates, make changes in the nature of our business and make prepayments of junior debt and may require us to maintain certain levels of indebtedness and/or interest expense.

Additionally, the documents governing our future indebtedness may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of our new debt agreements and future debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

The use of debt to finance future acquisitions could restrict operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.

We may incur additional debt in connection with future hotel acquisitions. We may, in some instances, borrow under our secured mortgage and, in certain circumstances mezzanine credit facility or secured revolving credit facility or borrow new funds to acquire hotels. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. If necessary or advisable, we also may borrow funds to make distributions to our stockholders to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligations.

For tax purposes, a foreclosure of any of our hotels would be treated as a sale of the hotel for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the hotel, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. In addition, we may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our hotels. When we give a guarantee on behalf of an entity that owns one of our hotels, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any of our hotels are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

Changes in interest rates, changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net income, and the market price of our common stock. The majority of our debt has, and is expected to have, variable interest rates that reset periodically based on benchmarks such as LIBOR. An increase in interest rates may make it more difficult for us to service our debt obligations.  Rising interest rates could also cause us to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on our business and operations.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

If LIBOR ceases to exist, we may need to renegotiate any debt agreements extending beyond 2021 with our lenders that utilize LIBOR as a factor in determining the interest rate. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net income cannot yet be determined.

Covenants applicable to future debt could restrict our ability to make distributions to our stockholders, and as a result, we may be unable to make distributions necessary to qualify as a REIT, which could materially and adversely affect us and the market price of our shares of common stock.

Since our Spin-Off, we have been organized and we intend to operate in a manner that will enable us to qualify as a REIT for

U.S. federal income tax purposes. To qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, including capital gains, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. If, as a result of covenants applicable to our future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and to qualify and maintain our qualification as a REIT, which could materially and adversely affect us.

Risks Related to the Spin-Off and the Merger

The Spin-Off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

The Spin-Off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that La Quinta Parent did not receive fair consideration or reasonably equivalent value in the Spin-Off, and that the Spin-Off left La Quinta Parent insolvent or with unreasonably small capital or that La Quinta Parent intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Spin-Off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or your shares in our company to La Quinta Parent or providing La Quinta Parent with a claim for money damages against us in an amount equal to the difference between the consideration received by La Quinta Parent and the fair market value of our company at the time of the Spin-Off.

The measure of insolvency for purposes of the fraudulent conveyance laws may vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), and such entity would be considered to have unreasonably small capital if it lacked adequate capital to conduct its business in the ordinary course and pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that La Quinta Parent were solvent at the time of or after giving effect to the Spin-Off, including the distribution of our common stock.

We could be required to assume responsibility for obligations allocated to La Quinta Parent under the Separation and Distribution Agreement.

Under the Separation and Distribution Agreement and related ancillary agreements, each of which is filed as an exhibit to this Annual Report on Form 10-K, from and after the Spin-Off, each of La Quinta Parent and CorePoint Parent are generally responsible for the debts, liabilities and other obligations related to the business or businesses which they own and operate following the Spin-Off and the Merger. Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to La Quinta Parent (for example, tax and/or environmental liabilities), particularly if La Quinta Parent were to refuse or were unable to pay or perform the allocated obligations.

The historical information presented herein is not necessarily representative of the results that our business would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Due to the relative significance of CorePoint Parent to LQH, among other factors, CorePoint Parent has been treated as the accounting spinnor to LQH for accounting purposes, notwithstanding the legal form of the Spin-Off. Therefore, the historical financial statements of LQH represent the historical financial statements of CorePoint Parent and La Quinta Parent is presented as discontinued operations. Accordingly, the historical information does not necessarily reflect the financial condition, results of operations or cash flows that CorePoint Parent would have achieved as a separate, publicly traded company during the periods presented or those that CorePoint Parent will achieve in the future as a result of the factors described below:

•

prior to the Spin-Off, CorePoint’s business was operated by LQH as part of its broader corporate organization in combination with the management and franchise business held by La Quinta following the spin-off. We currently rely on La Quinta to provide certain corporate and administrative services such as information technology, financial and human resource services. CorePoint Parent’s historical financial results reflect allocations of corporate expenses from La Quinta for such functions and are likely to differ from the expenses CorePoint Lodging would have incurred had it operated as a separate company from LQH. CorePoint Lodging may not be able to operate its business efficiently or at comparable costs, and its profitability may decline;

•

prior to the Spin-Off, CorePoint’s historical financial statements, as represented by the financial statements of LQH, included the assets, liabilities, results of operations and cash flows attributable to LQH’s management and franchise business, which are currently held by La Quinta; and

•

CorePoint’s historical financial information does not reflect its obligations under the various transitional and other agreements it entered into with LQH in connection with the Spin-Off and the Merger.

Other significant changes will occur in CorePoint’s cost structure, management, financing and business operations as a result of operating as a company separate from the combined businesses of LQH and CorePoint.

We may incur greater costs as an independent company than we did when we were part of LQH.

While part of LQH, the hotel ownership business now owned by CorePoint was able to take advantage of LQH’s size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. CorePoint’s hotel ownership business also relied on LQH to provide various corporate functions. As a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable to us as those we obtained prior to the Spin-Off. We may also incur costs for functions previously performed by LQH that are higher than the amounts reflected in the historical financial statements presented herein, which could cause our profitability to decrease.

Our ability to meet our capital needs may be harmed by the loss of financial support from LQH.

The loss of financial support from LQH could harm our ability to meet our capital needs. Prior to the Spin-Off, LQH could have provided certain capital that may have been needed in excess of the amounts generated by our operating activities and historically has provided financing to us at rates that we believe are not representative of the cost of financing that we may incur as a stand-alone company. We currently expect to obtain any funds needed in excess of the amounts generated by our operating activities through the capital markets or bank financing, and not from La Quinta. We may incur higher debt servicing and other costs relating to new indebtedness than we would have otherwise incurred as a part of LQH. As a stand-alone company, the cost of our financing also will depend on other factors such as our performance and financial market conditions generally. Further, we cannot guarantee that we will be able to obtain capital market financing or credit on favorable terms, or at all, in the future. We cannot be certain that our ability to meet our capital needs, including servicing our own debt, will not be harmed by the loss of financial support from LQH.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that the Spin-Off will enhance our long-term value. However, by separating from La Quinta, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of La Quinta. In addition, we may not be able to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject, and failure to achieve and maintain effective internal controls could have a material adverse effect on our business and the price of our common stock.

Prior to our becoming an independent, publicly-traded company in May 2018, our financial results were included within the consolidated results of LQH Parent and we were not directly subject to the reporting and other requirements that now apply to us. In conjunction with the preparation of our financial statements for the fiscal year ended December 31, 2018, we identified two significant deficiencies in our internal controls related to (i) the apportionment factors used in calculating certain state tax expenses and (ii) the placed in service dates recorded for certain of our assets. We are designing and implementing a remediation program, and are working with our manager in regard to information required from them, in order to address these matters and to strengthen our internal controls over financial reporting. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate existing control deficiencies or avoid future ones.

Beginning with our second annual report on Form 10-K to be filed in 2020, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) which will require annual management assessments of the effectiveness of our internal controls over financial reporting and, in our annual report on form 10-K for any year in which we are an “accelerated filer” or a “large accelerated filer” and have ceased to be an “emerging growth company,” a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal controls over financial reporting as of the last day of the year. See “—We are an ‘emerging growth company’ and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.” These reporting and other obligations may place significant demands on our management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements, we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired.

If, during periods we are required to assess the effectiveness of our internal controls, we are unable to conclude that we have effective internal controls over financial reporting, we or our independent auditors were to identify a material weakness in our internal controls, or our independent public accounting firm is unwilling or unable to provide us with an unqualified report on the effectiveness of our internal controls as required by Section 404 of the Sarbanes-Oxley Act, we may be unable to report our financial information on a timely basis, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions, which would require additional financial and management resources. This could have a material adverse effect on our business, restrict our future access to the capital markets and lead to a decline in the price of our common stock.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with LQH Parent related to the Spin-Off.

Our agreements with LQH Parent related to the Spin-Off, including the Separation and Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Transition Services Agreement, the franchise agreements and management agreements and any other agreements, were with LQH and Wyndham in the context of our separation from LQH and the subsequent sale of LQH’s management and franchising business to Wyndham. Accordingly, these agreements may not reflect terms that would have resulted from negotiations among unaffiliated third parties. The terms of the agreements negotiated in the context of the Spin-Off are related to, among other things, allocations of assets and liabilities, rights and indemnification and other obligations among La Quinta Parent and us. To the extent that certain terms of those agreements provide for rights and obligations that could have been procured from third parties, we may have received better terms from third parties because third parties may have competed with each other to win our business.

We are dependent on La Quinta Parent to provide certain services pursuant to the Transition Services Agreement.

Currently, we rely on La Quinta Parent to provide certain corporate and administrative services such as information technology, financial and human resource services. We expect to develop the capability to provide all such services internally or through the use of third parties at CorePoint. However, to the extent that we are unable to develop such capabilities, we will rely on La Quinta Parent to continue to provide certain services for a period of time pursuant to a Transition Services Agreement that we entered in connection with the Spin-Off. If La Quinta Parent is unable or unwilling to provide such services pursuant to the Transition Services Agreement, or if the agreement is terminated prior to the end of its term, we may be unable to provide such services ourselves or we may have to incur additional expenditures to obtain such services from another provider.

Risks Related to Our REIT Status and Certain Other Tax Items

If we do not qualify and maintain our qualification as a REIT, we will be subject to tax as a C corporation and could face a substantial tax liability.

For U.S. federal income tax purposes, we intend to make an election to be taxed as a REIT, effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. However, we cannot assure you that we will qualify and remain qualified as a REIT. In connection with the Spin-Off, we received an opinion from Simpson Thacher & Bartlett LLP that, for our taxable year ended December 31, 2018, we will be considered to be organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and our proposed method of operations will enable us to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for such taxable year and subsequent taxable years. You should be aware that Simpson Thacher & Bartlett LLP’s opinion was based upon customary assumptions, was conditioned upon certain representations made by us and LQH Parent as to factual matters, including representations regarding the nature of our and LQH Parent’s assets and conduct of business and such opinion is not binding upon the IRS or any court. The opinion was expressed as of the date issued. Simpson Thacher & Bartlett LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Simpson Thacher & Bartlett LLP.

Moreover, qualification as a REIT involves the interpretation and application of highly technical and complex Code provisions for which no or only a limited number of judicial or administrative interpretations may exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then, unless we were entitled to relief under applicable statutory provisions:

•

we would be taxed as a C corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at normal corporate income tax rates;

•	we could be subject to increased state and local taxes;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value and financial condition and reduce our cash available for distribution to stockholders; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions to stockholders, and all distributions to stockholders will be subject to tax as dividend income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to qualify as a REIT could impair our ability to execute our business and growth strategies, as well as make it more difficult for us to raise capital and service our indebtedness.

Qualifying as a REIT involves highly technical and complex provisions of the Code and therefore, in certain circumstances, may be subject to uncertainty.

In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income and the diversity of our stock ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, conducts significant business operations through one or more TRSs. Even a technical or inadvertent mistake could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for U.S. federal income tax purposes.

We may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, capital gains, tax on income from some activities conducted as a result of a foreclosure, and non-U.S., state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRSs. In addition, our domestic TRSs are subject to normal corporate federal, state and local taxation. Any of these taxes would decrease cash available for distributions to stockholders.

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets, our sources of income and our distributions. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a corporate tax or a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

We have limited operating history as a REIT, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.

While certain of our subsidiaries previously operated as REITs, we have limited operating history as a REIT. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT. We are required to implement substantial control systems and procedures to qualify and maintain our qualification as a REIT. As a result, we have incurred and will incur significant legal, accounting and other expenses that we have not previously incurred, and our management and other personnel will need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a REIT. These costs and time commitments could be substantially more than we currently expect. Therefore, the historical consolidated financial statements contained herein may not be indicative of our future costs and performance as a REIT.

Complying with REIT requirements may cause us to forgo and/or liquidate otherwise attractive opportunities and limit our expansion opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. No more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer other than a TRS. In addition, not more than 25% of our total assets may be represented by securities (other than those includable in the 75% asset test) or by debt instruments issued by publicly offered REITs that are “nonqualified” debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in which such discrepancy arises or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forgo the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or to manage risk of foreign currency exchange rate fluctuations with respect to any item of qualifying income (each such hedge, a “Currency Hedge”), if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy to qualify and maintain our qualification as a REIT. This exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of and in connection with such extinguishment or disposition, we enter into a new properly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests.  As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through one or more domestic TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS generally will not provide any tax benefit, except for being carried forward against future taxable income in such TRS.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, raise additional equity capital, sell a portion of our assets at disadvantageous prices or find another alternative to make distributions to stockholders. These options could increase our costs or reduce our equity.

The ownership of our TRSs (including our TRS lessees) increases our overall tax liability.

Our domestic TRSs are subject to U.S. federal, state and local income tax on their taxable income, which in the case of our TRS lessees, consists of the revenues from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of each TRS lessee is available for distribution to us.

Our TRS lessee structure subjects us to the risk of increased hotel operating expenses that could adversely affect our operating results and our ability to make distributions to stockholders.

Our leases with our TRS lessees require such TRS lessees to pay us rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, including but not limited to the increases in wage and benefit costs, repair and maintenance expenses, energy costs, property taxes, insurance costs and other operating expenses, which would adversely affect each TRS lessees’ ability to pay us rent due under the leases.

Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our shares of common stock and our ability to make distributions to our stockholders.

Our ownership of our TRSs, and any other TRSs we form, are subject to limitations, and our transactions with our TRSs, and any other TRSs we form, may cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax may apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. For example, LQH Parent’s predecessor, which was taxed as a REIT for U.S. federal income tax purposes prior to LQH Parent’s initial public offering, is currently undergoing an audit by the IRS in which the IRS has asserted this 100% excise tax on the grounds that the rent paid pursuant to the lease agreement between LQH Parent’s predecessor and its TRS was not arms’ length. See “—Risks Related to Our Business and Industry—Certain La Quinta subsidiaries are currently under audit by the Internal Revenue Service and may be required to pay additional taxes for which we would be responsible.” It is our policy to evaluate material intercompany transactions and to attempt to set the terms of such transactions so as to achieve substantially the same result as they believe would have been the case if they were unrelated parties. As a result, we believe that all material transactions between and among us and the entities in which we own a direct or indirect interest have been and will be negotiated and structured with the intention of achieving an arm’s-length result and that the potential application of the 100% excise tax will not have a material effect on us. There can be no assurance, however, that we will be able to comply with the TRS limitation or to avoid application of the 100% excise tax.

If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

To qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to us by our TRS lessees pursuant to the leases of our hotels constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

If La Quinta or any other future third-party hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” (as defined below) to a TRS so long as the hotels are operated by an “eligible independent contractor” and certain other requirements are satisfied. We lease all but one of our hotels to our TRS lessees and we engage third-party hotel managers (including La Quinta, which manages all but one of our hotels) that qualify as “eligible independent contractors.” Among other requirements, to qualify as an eligible independent contractor (i) the hotel manager cannot own, actually or constructively, more than 35% of our outstanding shares, and (ii) one or more actual or constructive owners of more than 35% of the hotel manager cannot own 35% or more of our outstanding shares (determined by taking into account only the shares held by persons owning, actually or constructively, more than 5% of our outstanding shares because our shares will be regularly traded on an established securities market and, if the stock of the hotel manager is regularly traded on an established securities market, determined by taking into account only shares held by persons owning, actually or constructively, more than 5% of the publicly traded stock of the hotel manager). The ownership attribution rules that apply for purposes of these 35% thresholds are complex, and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded, including with respect to La Quinta.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” (as defined below) for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. We believe La Quinta (or a related person) operated qualified lodging facilities for certain persons who are not related to us or our TRSs as of the consummation of the merger. However, no assurances can be provided that any of our current and future hotel managers will in fact comply with this requirement. Failure to comply with this requirement would require us to find other hotel managers for future contracts, and, if we hired a manager who failed to comply with this requirement without our knowledge, it could jeopardize our status as a REIT.

Finally, each property with respect to which our TRS lessees pay rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who is legally authorized to engage in such business at or in connection with such facility. As of the date hereof, we believe that the properties that are leased to our TRS lessees are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of properties, REIT provisions of the Code provide no or only limited guidance for making determinations under the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied.

Our charter generally does not permit any person to own more than 9.8% of our outstanding common stock or of our outstanding stock, and attempts to acquire our common stock or our stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. In addition, for the rental income we receive on the hotels leased to our TRS lessees and operated by La Quinta (or another hotel manager) to be qualifying REIT income, La Quinta (or the other hotel manager) must qualify as an “eligible independent contractor.” For La Quinta (or another hotel manager) to qualify as an “eligible independent contractor,” (i) La Quinta (or another hotel manager) cannot own more than 35% of our stock and (ii) there cannot be 35% or more overlapping ownership between our stock and La Quinta Parent stock (or the other hotel manager’s stock), counting, for this purpose, only persons owning more than 5% of our outstanding stock, provided our stock (or other hotel manager’s stock) is regularly traded on an established securities market. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter generally prohibits beneficial or constructive ownership by any person (other than certain existing holders and certain transferees) of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8%, in value of our outstanding shares of stock, which we refer to as the “ownership limit.” Our board of directors has granted an exemption from the ownership limit to Blackstone. The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock or preferred stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not increase or decrease the ownership limit in the future. Any attempt to own or transfer shares of our common stock or preferred stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Under current law, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not qualified dividends. This does not adversely affect the taxation of REITs; however, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). In recent years, numerous legislative, judicial and administrative changes have been made to the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. In addition, the Tax Act has resulted in fundamental changes to the Code. Among the numerous changes included in the Tax Act is a deduction of 20% of ordinary REIT dividends for individual taxpayers for tax years beginning on or after January 1, 2018 through 2025. The impact of the Tax Act on an investment in our shares is uncertain. We cannot assure you that the Tax Act or any such other changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. We urge you to consult with your tax advisor with respect to the impact of the Tax Act on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a C corporation, without the approval of our stockholders.

Risks Related to Ownership of Our Common Stock

The interests of certain of our stockholders may conflict with ours or yours in the future.

Blackstone beneficially owned approximately 30% of our common stock as of December 31, 2018. Under the stockholders agreement we entered into with Blackstone, we agreed to nominate to our board individuals designated by Blackstone, whom we refer to as the “Blackstone Directors,” according to the following scale: (1) if Blackstone continues to beneficially own at least 30% of our common stock, the lowest whole number that is greater than 30% of the total number of directors comprising our board of directors; (2) if Blackstone continues to beneficially own at least 20% (but less than 30%) of our common stock, the lowest whole number that is greater than 20% of the total number of directors comprising our board of directors; and (3) if Blackstone continues to beneficially own at least 5% (but less than 20%) of our common stock, the lowest whole number  that is greater than 10% of the total number of directors comprising our board of directors. For so long as the stockholders’ agreement remains in effect, Blackstone Directors may be removed only with the consent of Blackstone. In the case of a vacancy on our board created by the removal or resignation of a Blackstone Director, the stockholders’ agreement requires us to nominate an individual designated by Blackstone for election to fill the vacancy. Two members of our board of directors are Blackstone employees. Accordingly, for so long as Blackstone retains significant ownership of us, Blackstone will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone may be able to influence whether or not a change of control of our company or a change in the composition of our board of directors occurs and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. In addition, Blackstone may be engaged from time to time in discussions relating to dispositions of its holdings of our common stock, including sale of a significant percentage to a single buyer. If such significant sale were to occur, the buyer could have influence over the management of our company, including through board representation.

Blackstone engages in a broad spectrum of activities, including investments in real estate generally and in the hospitality industry in particular. In the ordinary course of their business activities, Blackstone may engage in activities where their interests conflict with our interests or those of our stockholders. For example, Blackstone owns interests in G6 Hospitality, LLC and Blackstone owns certain other investments in the hotel and lodging industries and may pursue ventures that compete directly or indirectly with us. Moreover, Blackstone may directly and indirectly own interests in other third-party hotel management companies and franchisors with whom we may engage in the future, may compete with us for investment opportunities and may enter into other transactions with us, including hotel development projects, that could result in their having interests that could conflict with ours. Our charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that Blackstone or any non-employee director or any of his or her affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may be unavailable to us. In addition, Blackstone may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investments in the Company, even though such transactions might involve risks to you.

Our charter contains a provision that expressly permits Blackstone, our non-employee directors and their affiliates, to compete with us.

Blackstone may compete with us for investments in properties and for customers. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, Blackstone is in the business of making investments in companies and acquires and holds interests in businesses that compete directly or indirectly with us. Our charter provides that, to the maximum extent permitted from time to time by Maryland law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as our director, and none of Blackstone, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our charter provides that, to the maximum extent permitted from time to time by Maryland law, Blackstone and each of our non-employee directors (including those designated by Blackstone), and any of their affiliates, may:

•

acquire, hold and dispose of shares of our stock or other equity interests, including units of partnership interest in CorePoint OP, for his, her or its own account or for the account of others, and exercise all of the rights of a stockholder of us or a limited partner of CorePoint OP, to the same extent and in the same manner as if he, she or it were not our director or stockholder; and

•

in his, her or its personal capacity or in his, her or its capacity, as applicable, as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation or disposition of interests in mortgages, real property or persons engaged in the real estate business.

Our charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that Blackstone, any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director.

These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited.

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our charter, our directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

Our charter authorizes us and our bylaws obligate us to indemnify each of our directors or officers who is or is threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of us or serving in such other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights to recover money damages from our directors and officers than might otherwise exist absent these provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions that are not in our best interests.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the exclusive forum for certain actions and proceedings that may be initiated by our stockholders against us or any of our directors, officers or other employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, is be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of any duty owed by any of our directors, officers or other employees to us or to our stockholders, (c) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the Maryland General Corporation Law (the “MGCL”) or our charter or bylaws or (d) any action asserting a claim against us or any of our directors, officers or other employees that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our stock will be deemed to have notice of and consented to the provisions of our charter and bylaws, including the exclusive forum provisions in our bylaws. This choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for such disputes and may discourage lawsuits against us and any of our directors, officers or other employees. We believe that requiring these claims to be filed in a single court in Maryland is advisable because (i) litigating these claims in a single court avoids unnecessarily redundant, inconvenient, costly and time-consuming litigation in multiple forums and (ii) Maryland courts are authoritative on matters of Maryland law and Maryland judges have more experience in dealing with issues of Maryland corporate law than judges in any other state.

Our board of directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. Our charter also provides that our board of directors may revoke or otherwise terminate our expected REIT election without approval of our stockholders, if it determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of our expected REIT election could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Certain provisions in our organizational documents might discourage or delay acquisition attempts for us that you might consider favorable.

Our charter and bylaws contain provisions that may make a merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:

•

the restrictions on ownership and transfer of our stock in our charter generally prevent any person from acquiring more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 9.8% in value of our outstanding stock without the approval of our board of directors;

•

although we do not have a stockholder rights plan, and would either submit any such plan to stockholders for ratification or cause such plan to expire within a year, these provisions would allow us to authorize the issuance, or increase the number of authorized shares, of common or preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•

these provisions provide that our board of directors is expressly authorized to make, alter or repeal our bylaws (except for provisions related to the “business combination” and “control share” provisions of the MGCL, which, in each case, require the approval of the affirmative vote of a majority of the votes cast on the matter by stockholders entitled to vote generally in the election of directors) and that our stockholders may only amend our bylaws with the approval of 80% or more of all of the outstanding shares of our stock entitled to vote; and

•	these provisions establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These takeover defense provisions could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of directors or stockholders to approve proposals to acquire our company or effect a change in control.

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares of common stock, including:

•

“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock; and

•

“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to those shares except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also directors of our company.

By resolution of our board of directors, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL. In addition, pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. Provisions of our bylaws prohibit our board of directors from revoking, altering or amending its resolution exempting any business combination from the business combination provisions of the MGCL or amending our bylaws to opt in to the control share provisions of the MGCL, in each case, without the affirmative vote of a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors.

In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then- current market price. Our charter provides that, without the affirmative vote of a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors, we may not elect to be subject to certain provisions of Subtitle 8, including the provisions relating to adopting a classified board or increasing the vote required to remove a director.

A trading market for our common stock was initiated only recently following the Spin-Off, and the per share trading price and trading volume of our common stock may fluctuate widely.

An active trading market for our common stock was initiated only recently following the Spin-Off, which may affect your ability to sell your common stock and could depress their market price. In addition, the per share trading price of our common stock may be volatile and the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price. We cannot assure you that the per share trading price of our common stock will not fluctuate or decline significantly in the future. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•	a shift in our investor base;

•	our quarterly or annual earnings, or those of comparable companies;

•	actual or anticipated fluctuations in our operating results;

•	our ability to obtain financing as needed;

•	changes in laws and regulations affecting our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	announcements by us or our competitors of significant investments, acquisitions or dispositions;

•	the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating performance and stock price of comparable companies;

•	overall market fluctuations;

•	a decline in the real estate markets; and

•	general economic conditions and other external factors.

Moreover, securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs historically have been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of our common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our shares could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock and, in such instances, you may be unable to resell your shares for a profit. Other factors may also influence the price of our stock so long as we are qualified as a REIT.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of the Spin-Off. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the Spin-Off; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our per share trading price of our common stock may be adversely affected and more volatile.

Under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Future issuances of common stock or preferred stock by us, and the availability for resale of shares held by Blackstone, may cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. Substantially all of the outstanding shares of our common stock are available for resale in the public market. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

In addition, our charter provides that we may issue up to 1 billion shares of common stock and 50 million shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and as provided in our charter, our board of directors has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Future issuances of shares of our common stock or securities convertible or exchangeable into common stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us.

Pursuant to a registration rights agreement that we entered into in connection with the Spin-Off, we have granted Blackstone an unlimited number of “demand” registrations and customary “piggyback” registration rights. In addition, none of the shares outstanding following the Spin-Off, including those held by Blackstone, are “restricted securities” within the meaning of Rule 144 under the Securities Act, and are freely tradable subject to certain restrictions in the case of shares held by persons deemed to be our affiliates. Accordingly, the market price of our stock could decline if Blackstone exercises its registration rights, sells its shares in the open market or otherwise or is perceived by the market as intending to sell them.

In addition, as of December 31, 2018, we had an aggregate of approximately 900,000 shares of common stock issuable upon vesting or exercise of outstanding awards and an aggregate of 7 million shares of common stock available for future issuance under our Omnibus Incentive Plan, subject to adjustments as set forth therein. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our Omnibus Incentive Plan. Accordingly, shares registered under such registration statement are available for sale in the open market.

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.

We intend to elect to be taxed as a REIT, effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains. We anticipate, upon our election to qualify as a REIT, to continue making quarterly distributions to our stockholders. We expect that the cash required to fund our dividends will be covered by cash generated by operations. However, our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets or reduce such distributions. If such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions All distributions will be made at the sole discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the stockholder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the stockholder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a stockholder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

The stock ownership limits imposed by the Code for REITs and our charter may restrict stock transfers and/or business combination opportunities, particularly if our management and board of directors do not favor a combination proposal.

In order for us to qualify and maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity (other than a person or entity who has been granted an exception) may directly or indirectly, beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8%, in value or by number of shares, whichever is more restrictive, of our outstanding common stock, or more than 9.8% in value of our outstanding stock.

Our board may, in its sole discretion, grant an exemption to the ownership limits, subject to certain conditions and the receipt by our board of certain representations and undertakings. In addition, our board of directors may change the stock ownership limits. Our charter also prohibits any person from: (1) beneficially or constructively owning shares of our stock that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT (including, but not limited to, as a result of any “eligible independent contractor” that operates a “qualified lodging facility” (as such terms are defined in Section 856(d)(9)(A) and 856(d)(9)(D) of the Code, respectively) on behalf of our TRS lessees failing to qualify as such); (2) transferring stock if such transfer would result in our stock being owned by fewer than 100 persons; (3) beneficially owning shares of our stock to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code; and (4) beneficially or constructively owning shares of our stock to the extent that such ownership could result in us owning a 10% or greater interest in a tenant (as described in Section 856(d)(2)(B) of the Code), if the income so derived by us from such tenant for our taxable year during which such determination is being made could reasonably be expected to equal or exceed 1% of our gross income. The stock ownership limits contained in our charter key off the ownership at any time by any “person,” which term includes entities, and take into account direct and indirect ownership as determined under various ownership attribution rules in the Code. The stock ownership limits also might delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our authorized but unissued shares of common stock and shares of preferred stock may prevent a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock.  In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of common stock or the number of shares of any class or series of preferred stock that we have authority to issue and classify or reclassify any unissued shares of common stock or preferred stock and set the preferences, rights and other terms of the classified or reclassified stock. As a result, our board of directors may establish a series of common stock or preferred stock that could delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

We will be required to disclose in our periodic reports filed with the SEC specified activities engaged in by our “affiliates.”

In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expands the scope of U.S. sanctions against Iran and Syria. More specifically, Section 219 of the ITRSHRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain OFAC sanctions engaged in by the reporting company or any of its affiliates. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation with respect to certain disclosed activities, to determine whether sanctions should be imposed. Under ITRSHRA, we will be required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by one of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because we may be deemed to be a controlled affiliate of Blackstone, affiliates of Blackstone may also be considered our affiliates. Other affiliates of Blackstone have in the past and may in the future be required to make disclosures pursuant to ITRSHRA. Disclosure of such activities by us or our affiliates, even if such activities are not subject to sanctions under applicable law, and any sanctions imposed on us or our affiliates as a result of these activities, could have a negative effect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2018, we owned 315 hotels, representing 40,369 rooms. One of these 315 hotels was held for sale as of December 31, 2018. Eighteen of our hotels are either completely or partially on land subject to ground leases. All of the remaining hotel properties and grounds are fully owned (except for a La Quinta Inn in New Orleans, Louisiana, which is owned by a joint venture in which we have a controlling interest).

Our Hotels

Our hotels, totaled by state, as of December 31, 2018 are as follows:

State	Hotels	Number of Rooms
Texas	68	9,220
Florida	49	5,982
California	21	3,128
Colorado	15	1,892
Georgia	14	1,693
Louisiana	12	1,690
Arizona	11	1,421
Wisconsin	13	1,263
North Carolina	9	1,180
Illinois	8	1,097
Tennessee	8	987
Ohio	9	961
New Mexico	8	914
Alabama	6	737
South Carolina	5	674
Nevada	3	509
Massachusetts	4	504
New York	4	504
Utah	4	467
Arkansas	3	460
Indiana	4	441
Minnesota	2	420
Washington	3	419
Connecticut	3	411
New Jersey	2	407
Maryland	3	356
Missouri	3	327
Michigan	3	301
Virginia	2	265
Pennsylvania	2	239
Oklahoma	2	236
Nebraska	2	221
Vermont	2	185
Kentucky	1	129
Rhode Island	1	115
Kansas	1	106
Wyoming	1	105
Iowa	1	102
Mississippi	1	101
Maine	1	100
New Hampshire	1	100
Total	315	40,369

 For further information regarding our hotels, see “Item 1. Business—Our Properties.”

Our financing strategy includes obtaining financing that is substantially secured by our real estate investments.  For the amount of encumbrances for each of our hotels as of December 31, 2018, see “Schedule III – Real Estate and Accumulated Depreciation” to our consolidated financial statements included in this Annual Report on Form 10-K.

Corporate Headquarters

Our corporate headquarters consist of approximately 10,615 square feet of leased space. Our present location is through a sublease with La Quinta Parent.  We are currently evaluating replacement office space which we would lease on our own account.

We believe that our current corporate headquarters are in good condition and are sufficient and suitable for the conduct of our business. In the event we need to relocate our operations, we believe that suitable space will be available on commercially reasonable terms.

Item 3.	Legal Proceedings

We are a party to a number of pending claims and lawsuits arising in the normal course of business, including proceedings involving tort and other general liability claims, workers’ compensation and other employee claims. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations or our cash flows taken as a whole.

We, or our manager on our behalf, maintain general and other liability insurance directly on our own account or through our franchisor; however, certain costs of defending lawsuits, such as those below the retention or insurance deductible amount, are not covered by or are only partially covered by insurance policies, and our insurance carriers could refuse to cover certain claims in whole or in part. We regularly evaluate our ultimate liability costs with respect to such claims and lawsuits. We accrue costs from litigation as they become probable and estimable.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began “regular way” trading on the NYSE under the symbol “CPLG” on May 31, 2018. As of February 28, 2019, there were approximately 160 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders so as to comply with the REIT provisions of the Code.  In addition, our dividend policy remains subject to revision at the discretion of our board of directors.  All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity.  These results and our ability to pay distributions will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2018	1,732	$18.44	—	$—
November 1 through November 30, 2018	694	14.72	—	—
December 1 through December 31, 2018	103,156	12.11	—	—
Total	105,582	$12.29	—

(1)	All of these shares were repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock awarded under the Company’s 2018 Omnibus Incentive Plan.

On March 21, 2019, our board of directors authorized a $50 million share repurchase program.  The Company may purchase shares in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC.  The amount and timing of any repurchases made under the share repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

Recent Sales of Unregistered Securities

Except as previously disclosed, during the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act.

Item 6.	Selected Financial Data

We derived the selected consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Effective with the closing of the Spin-Off on May 30, 2018, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations for all periods presented.  In addition, the assets and liabilities of the hotel franchise and hotel management business have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company's comparative balance sheet as of December 31, 2017.  Also as noted in Item 1. “Business – Our Principal Operating Agreements,” we entered into certain agreements with our franchisor and manager effective May 30, 2018 that are only included in our results of operations for a portion of the year.  Accordingly, our historical results are not necessarily indicative of the results expected for any future period.

The selected financial data below should be read together with the audited consolidated financial statements including the related notes thereto, and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K (in millions, except per share amounts):

	Years ended December 31,
	2018	2017	2016
Selected Consolidated Operations Data:
Total Revenues	$862	$836	$871
Impairment loss	154	1	104
Operating Income (loss)	(157)	92	47
Income (loss) from continuing operations, net of tax	(237)	153	3
Net Income (Loss)	(262)	152	(1)
Per share:
Basic earnings (loss)	$(4.47)	$2.62	$(0.02)
Diluted earnings (loss)	(4.47)	2.60	(0.02)
Common stock dividends declared	0.467	—	—

	As of December 31,
	2018	2017
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$68	$141
Total real estate, net	2,300	2,458
Total assets	2,455	2,953
Debt, net	1,014	992
Total liabilities	1,158	2,125
Total equity	1,297	828

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations.  This MD&A should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.  This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Forward-Looking Statements.” Actual results or developments could differ materially from those projected in such statements as a result of the factors described under “Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K.

For purposes of the following discussion and unless otherwise indicated or the context otherwise requires, “we,” “our,” “us,” “CorePoint” and “CorePoint Lodging” refer to CorePoint Lodging Inc. and its consolidated subsidiaries in each case, after giving effect to the Spin-Off, including the internal reorganization and Distribution; “LQH” refers to La Quinta Holdings Inc. and its consolidated subsidiaries; references to “LQH Parent” refer only to La Quinta Holdings Inc. exclusive of its subsidiaries, in each case before giving effect to the Spin-Off; “La Quinta” refers to La Quinta Holdings Inc and its consolidated subsidiaries; and references to “La Quinta Parent” refer only to La Quinta Holdings Inc., exclusive of its subsidiaries, in each case after giving effect to the Spin-Off.  See “Overview” below.

Overview

Our Business

CorePoint is a leading owner in the mid-scale and upper mid-scale select service hotel segments, primarily under the La Quinta brand. Our portfolio, as of December 31, 2018, consisted of 315 hotels representing approximately 40,400 rooms across 41 states in attractive locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly-owned. We primarily derive our revenues from our hotel operations.

Spin-Off from LQH

On May 30, 2018, LQH Parent spun off its hotel ownership business as an independent, publicly traded company as part of a plan approved by LQH Parent’s board of directors prior to the Merger of LQH Parent with a wholly-owned subsidiary of Wyndham Worldwide.

CorePoint Parent entered into a Separation and Distribution Agreement in January 2018 and several other agreements with LQH Parent prior to consummation of the Spin-Off. These agreements set forth the principal transactions required to effect CorePoint Lodging’s separation from LQH and provide for the allocation between CorePoint Parent and La Quinta Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint Lodging and La Quinta after completion of the Spin-Off. These agreements also include arrangements with respect to transitional services to be provided by La Quinta to CorePoint Lodging.

In addition, prior to the Spin-Off, CorePoint Lodging entered into agreements, including long-term hotel management and franchise agreements for each of its hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off. The consolidated financial statements of CorePoint included herein do not reflect the effect of these new or revised agreements for the entirety of the periods presented and LQH’s historical expenses may not be reflective of CorePoint Lodging’s consolidated results of operations, financial position and cash flows had it been a stand-alone company during the entirety of the periods discussed in the “Results of Operations” section below. Effective with the closing of the Spin-Off, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations.

Wyndham Transition and Integration

In connection with the agreements we entered into with LQH, our hotels became a part of the management and franchise platforms of Wyndham Worldwide, and we are pro-actively engaged in the related transition and integration. This includes:

•	accessing Wyndham Worldwide’s distribution network including Wyndham.com, contact centers and loyalty platform to potentially increase market share at a more cost-effective acquisition cost;

•	technology and system integrations for property management, reservation systems and revenue management, which could expand our asset management effectiveness; and

•	gross margin initiatives related to labor, procurement and other service deliveries.

We are in regular communication with La Quinta and are actively monitoring our progress. We expect the technology components, which are a part of Wyndham Worldwide’s technology upgrade, to be completed in the first half of 2019. Accordingly, we believe the major components of this transition will be completed during 2019; however, given the dynamics of the lodging sector and ever-changing technology, marketing and revenue enhancing opportunities, the impact on our operations and the interaction with our property manager will continuously be evolving.

Strategic Priorities

Post Spin-Off, CorePoint is positioned as what we believe is the only publicly traded U.S. lodging REIT strategically focused on the ownership of mid-scale and upper mid-scale select-service hotels.  Our strategic priorities include disciplined capital allocation, maintaining balance sheet strength, proactive asset management and enhancing the value of our properties.

Following completion of our Spin-Off, the Company began a strategic real estate review in the fourth quarter of 2018 to improve operating performance and increase the Company’s net asset valuation. Our initial focus is on our lowest performing hotels, where we are evaluating opportunities to increase gross margin, net cash flow and return on investment. These include initiatives to increase revenue from access to the Wyndham Worldwide distribution platform as discussed above and to control variable expenses while still maintaining appropriate guest satisfaction levels. We will also consider repositioning these hotels through capital investment and renovation. However, concurrent with these initiatives, we will also evaluate whether the dispositions of certain hotels and reallocation of such capital could result in superior value creation over the long term. Such a capital reallocation could include new investments at a more attractive return, reducing leverage by paying down debt, either permanently or on a temporary basis, or returning capital to stockholders.

Repositioning

In 2016, LQH Parent identified 54 properties that, with the appropriate scope of capital investment and renovation, LQH Parent believed would have the opportunity to re-position within a market, capturing increased occupancy and additional rate while being measured against new, higher quality competitive sets. Compared to 2017, in 2018 these properties experienced an approximate increase in occupancy of 460 basis points and an approximate increase in RevPAR of 15%.  Because certain of the properties were only operational for a portion of 2018 and others still trending toward fully stabilized performance levels by the end of 2018, we expect further increases in RevPAR during 2019, but at a slower rate of increase than during 2018.  The capital expenditures related to the repositioning during 2018 were approximately $61 million. As of December 31, 2018, the construction phase of the repositioning effort had been completed for 53 of these hotels. As of December 31, 2018, we expect capital expenditures of approximately $5 million to occur during 2019.  We expect to complete construction on the one remaining hotel in the first half of 2019.

Hurricanes

During the third quarter of 2017, two major hurricanes made landfall impacting areas serviced by our hotels. In August 2017, Hurricane Harvey lingered over Texas and parts of Louisiana causing widespread flooding and associated damage. In September 2017, Hurricane Irma made its way up Florida’s west coast causing widespread wind damage, flooding and power outages. At peak of impact, approximately three thousand rooms were out of service by the storms and during the resulting restoration period, including due to property damage, damage to infrastructure surrounding the hotels and business interruption.  Hurricanes Harvey and Irma had a meaningful impact on our business in the third and fourth quarters of 2017, as well as the first half of 2018.

In September 2018, Hurricane Florence made landfall on the coastal Carolina region of the United States.  The impact of this hurricane had minimal effect on our operations.

In October 2018, Hurricane Michael made landfall primarily in the Florida panhandle region. The hurricane caused us to close our hotel in Panama City, Florida with total damage estimated at approximately $10 to $15 million.

As of December 31, 2018, all hotels impacted by the 2017 and 2018 Hurricanes, except for the hotel in Panama City, Florida, have reopened. Compared to 2017 and 2018 when, at peak of impact, up to an approximately 7% of our rooms were out of service due to hurricane damage; accordingly, we expect increased revenues in 2019 for the previously hurricane-impacted hotels.

We also continue to work closely with our insurance adjusters, claims adjusters and construction staff to bring the affected rooms back online as quickly as possible. Property and business interruption insurance claims will be made as determined through the evaluation process; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Capital expenditures will be made in order to restore these hotels to pre-hurricane condition and may be larger than normal due to the scope of the damage. Timing differences have existed and are likely to continue to exist between the capital expenditures and insurance proceeds reflected in our financial statements.

Segment

Our hotel investments have similar economic characteristics and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies.  Our chief operating decision maker, the Company’s Chief Executive Officer, reviews our financial information on an aggregated basis.  As a result, we have concluded that we have one reportable business segment.

Union Activity

As of December 31, 2018, employees of our hotel manager at two of our hotels were represented by labor unions.  In March 2019, the union ratified agreements with our hotel manager for both hotels. As a result, we expect labor and benefit costs to increase in 2019 and 2020 at the two hotels which now have union representation.

Seasonality

The lodging industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins, net earnings and cash provided by operating activities. Additionally, our quarterly results may be adversely affected by the timing of certain of our marketing production and maintenance expenditures. Further, the timing of opening of newly constructed or renovated hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

Inflation

We do not believe that inflation had a material effect on our business during the years ended December 31, 2018, 2017 and 2016 due to low national inflation rates and in the primary local markets of our hotels. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates and operating expenses, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

Key components and factors affecting our results of operations

Revenues

Room revenues are primarily derived from room lease rentals at our hotels.  We recognize room revenues on a daily basis, based on an agreed-upon daily rate, after the guest has stayed at one of our hotels.  Customer incentive discounts, cash rebates, and refunds are recognized as a reduction of room revenues.  Occupancy, hotel, and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in our consolidated statements of operations.

Principal Components of Revenues

Rooms. These revenues represent room lease rentals at our hotels and account for a substantial majority of our total revenue.

Other revenue. These revenues represent revenue generated by the incidental support of operations at our hotels, including charges to guests for vending commissions, meeting and banquet rooms, and other rental income from operating leases associated with leasing space for restaurants, billboards and cell towers.

Factors Affecting our Revenues

Customer demand.  Our customer mix is approximately evenly divided between leisure travelers and business travelers. Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, unemployment rates, wage growth, business spending and the consumer price index.  Declines in customer demand due to adverse general economic conditions, reductions in travel patterns, severe weather and lower consumer confidence can lower the revenues and profitability of our hotels. As a result, changes in consumer demand and general business cycles have historically subjected, and could in the future subject, our revenues to significant volatility. See “Risk Factors—Risks Related to Our Business and Industry.”

Supply.  New room supply is an important factor that can affect the lodging industry’s performance.  Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth.  The addition of new competitive hotels affects the ability of existing hotels to sustain or grow RevPAR, and thus profits.

Age and amenities.  Newly constructed or remodeled hotels generally will drive higher room rates and occupancy than older properties with deferred maintenance.  Similarly, hotels with greater and more current amenities, which are in demand by lodgers, will also be able to achieve higher room rates and occupancy.  The average age of our hotels is approximately 31 years.  We have recently completed or are in the final phases of our renovation and repositioning program for 54 hotels.  We will continue to evaluate our hotels for other appropriate improvements.

Expenses

Principal Components of Expenses

Rooms.  These expenses include hotel operating expenses of housekeeping, reservation systems (per our franchise agreements), room and breakfast supplies and front desk costs.

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

Management and royalty fees.  Management fees represent fees paid to third parties and are computed as a percentage of gross revenue.  Royalty fees are generally computed as a percentage of rooms revenues.  In connection with the Spin-Off, we entered into new, long term, management and franchise agreements with significant early cancellation provisions (refer to Note 11 “Commitments and Contingencies” included in the notes to the consolidated financial statements elsewhere in this Annual Report on Form 10-K for additional information).

Casualty (gain) loss and other, net.   These expenses primarily include casualty losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane or significant casualty in excess of related insurance proceeds.

Factors Affecting our Costs and Expenses

Variable expenses.  Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  These expenses can increase based on increases in salaries and wages, occupancy levels, as well as on the level of service and amenities that are provided.  Our management and royalty fees, which commenced effective with our Spin-Off, are also primarily driven by our level of gross or room revenues.  For the period since our Spin-Off to December 31, 2018, management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues.  We are also subject to other brand and ancillary fees.  Further, a large portion of our room revenues is commissions-based and depends on our revenue channel distribution mix. On a comparable hotel basis, for the year ended December 31, 2018, online travel agencies represented approximately 30% of our revenue channel mix.

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

Changes in depreciation and amortization expense.  Changes in depreciation expense are due to renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets.  As we incur additions to our hotels or place new assets into service, we will be required to recognize additional depreciation expense on those assets.

Age. As hotels age, maintenance expense tends to increase.  These expenses include more frequent and higher costing repairs, higher utility expenses, increased supplies and higher labor costs.  If these costs result in capitalized improvements, depreciation expense could increase over time as discussed above.

For other factors affecting our costs and expenses, see “Risk Factors—Risks Related to Our Business and Industry.”

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

Average daily rate (“ADR”) represents hotel room revenues divided by total number of rooms rented in a given period. ADR measures the average room price attained by a hotel or group of hotels, and ADR trends provide useful information concerning pricing policies and the nature of the guest base of a hotel or group of hotels. Changes in room rates have an impact on overall revenues and profitability.

Occupancy represents the total number of rooms rented in a given period divided by the total number of rooms available at a hotel or group of hotels. Occupancy measures the utilization of our hotels’ available capacity, which may be affected from time to time by our repositioning, property casualties and other activities. Management uses occupancy to gauge demand at a specific hotel or group of hotels in a given period. Occupancy levels also help us determine achievable ADR levels as demand for hotel rooms increases or decreases.

Revenue per available room (“RevPAR”) is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include other ancillary, non-room revenues, such as food and beverage revenues or parking, telephone or other guest service revenues generated by a hotel, which are not significant for the Company.

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

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption, (ii) hotels that become subject to a purchase and sale agreement, or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy and RevPAR.  We report variances in ADR, occupancy and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of same set of hotels in the prior period. Of our 315 hotels as of December 31, 2018, 304 have been classified as comparable hotels.

Non-GAAP Financial Measures

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

“Adjusted EBITDAre.”  The Company adjusts EBITDAre when evaluating its performance because the Company believes that the adjustment for certain items, such as restructuring and separation transaction expenses, acquisition and disposition transaction expenses, stock-based compensation expense, discontinued operations, and other items not indicative of ongoing operating performance, provides useful supplemental information to management and investors regarding our ongoing operating performance. The Company believes that EBITDAre and Adjusted EBITDAre provide useful information to investors about it and its financial condition and results of operations for the following reasons: (i) EBITDAre and Adjusted EBITDAre are among the measures used by the Company’s management to evaluate its operating performance and make day-to-day operating decisions; and (ii) EBITDAre and Adjusted EBITDAre are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in and apart from the Company’s industry sector.

EBITDA, EBITDAre and Adjusted EBITDAre are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing the Company’s results as reported under GAAP. Some of these limitations are that these measures:

•	do not reflect changes in, or cash requirements for, the Company’s working capital needs;
•	do not reflect the Company’s interest expense, or the cash requirements necessary to service interest or principal payments, on its indebtedness;
•	do not reflect the Company’s tax expense or the cash requirements to pay its taxes;
•	do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•

do not reflect the impact on earnings or changes resulting from matters that the Company considers not to be indicative of our future operations, including but not limited to discontinued operations, impairment, acquisition and disposition activities and restructuring expenses;

•

although depreciation and amortization are non-cash charges, the assets being depreciated, amortized or impaired will often have to be replaced, upgraded or repositioned in the future, and EBITDA, EBITDAre and Adjusted EBITDAre do not reflect any cash requirements for such replacements; and

•	other companies in the Company’s industry may calculate EBITDA, EBITDAre and Adjusted EBITDAre differently, potentially limiting their usefulness as comparative measures.

Because of these limitations, EBITDA, EBITDAre and Adjusted EBITDAre should not be considered as discretionary cash available to the Company to reinvest in the growth of its business or as measures of cash that will be available to the Company to meet its obligations.

The following is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre for the years ended December 31, 2018, and 2017 (in millions):

	2018	2017
Net Income (loss) attributable to CorePoint Lodging Stockholders	$(262)	$152
Interest expense	64	49
Income tax expense	21	(109)
Depreciation and amortization	156	140
Loss from discontinued operations	25	1
EBITDA	4	233
Impairment loss	154	1
Casualty (gain) loss	(4)	2
Gain on sales of real estate	—	(4)
EBITDAre	154	232
Equity-based compensation expense	7	7
Spin-Off and reorganization expenses	44	24
Loss on extinguishment of debt	10	—
Other income, net (1)	(8)	3
Adjusted EBITDAre	$207	$266
(1)	Other income, net primarily consists of business interruption insurance proceeds and non-recurring legal expenses.

The decline in these non-GAAP financial measures for 2018 is primarily due to the hotel and franchise agreements we entered into in May 2018 in connection with the completion of our Spin-Off.  During 2018, we incurred approximately $52 million in fee expense related to those agreements, with no similar expense in 2017.  As the 2018 fee expenses were only for a partial period, we expect our hotel and franchise related expenses to increase in 2019.

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders

We present NAREIT FFO attributable to stockholders and NAREIT FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance.  We calculate funds from operations (“FFO”) attributable to stockholders for a given operating period in accordance with standards established by NAREIT, as net income or loss attributable to stockholders (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains or losses on sales of certain real estate assets, impairment write-downs of real estate assets, discontinued operations, income taxes related to sales of certain real estate assets, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures.  Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis.  Since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry wide measure of REIT operating performance. We believe NAREIT FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current NAREIT definition, or that interpret the current NAREIT definition differently than we do.  We calculate NAREIT FFO per diluted share as our NAREIT FFO divided by the number of fully diluted shares outstanding during a given operating period.

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance.  We adjust NAREIT FFO attributable to stockholders for the following items, and refer to this measure as Adjusted FFO attributable to stockholders: transaction expense associated with the potential disposition of or acquisition of real estate or businesses, severance expense, share-based compensation expense, litigation gains and losses outside the ordinary course of business, amortization of deferred financing costs, reorganization costs and separation transaction expenses, loss on extinguishment of debt, straight-line ground lease expense, casualty losses, deferred tax expense and other items that we believe are not representative of our current or future operating performance.

NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. NAREIT FFO is not an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund dividends. NAREIT FFO is also not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining NAREIT FFO.  Investors are cautioned that we may not recover any impairment charges in the future. Accordingly, NAREIT FFO should be reviewed in connection with GAAP measurements.  We believe our presentation of NAREIT FFO is in accordance with the NAREIT definition; however, our NAREIT FFO may not be comparable to amounts calculated by other REITs.

The following table provides a reconciliation of net income (loss) attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders for the years ended December 31, 2018, and 2017 (in millions):

	2018	2017
Net Income (loss) attributable to CorePoint Lodging Stockholders	$(262)	$152
Depreciation and amortization	156	140
Loss from discontinued operations	25	1
Impairment loss	154	1
Casualty gain	(4)	2
Gain on sales of real estate	—	(4)
NAREIT defined FFO attributable to stockholders	69	292
Equity-based compensation expense	7	7
Noncash income tax expense (benefit), net	19	(115)
Amortization expense of deferred financing costs	11	6
Spin-Off and reorganization expenses	44	24
Loss on extinguishment of debt	10	—
Other income, net (1)	(8)	3
Adjusted FFO attributable to stockholders	$152	$217

Weighted average number of shares outstanding, diluted (2)	59.2	58.3
(1)	Other income, net primarily consists of business interruption insurance proceeds and non-recurring legal expenses.
(2)

Share amounts are presented on a diluted basis assuming a positive non-GAAP financial measure.  This presentation may differ from our GAAP diluted shares for the anti-dilutive effects when we report a GAAP net loss.  See Note 16: “Earnings Per Share” included in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The decline in these non-GAAP financial measures for 2018 is primarily due to the hotel and franchise agreements we entered into in May 2018 in connection with the completion of our Spin-Off.  During 2018, we incurred approximately $52 million in fee expense related to those agreements, with no similar expense in 2017.  As the 2018 fee expenses were only for a partial period, we expect our hotel and franchise related expenses to increase in 2019.

Results of operations

Overview

For the year ended December 31, 2018, we reported a loss from continuing operations before income taxes of $216 million, compared to income from continuing operations before income taxes of $44 million in 2017, a decrease of $260 million.  The decrease was primarily due to increased impairment loss of $153 million and increased management and royalty fees and corporate general and administrative expenses related to our Spin-Off of approximately $61 million, only partially offset by increased revenues of $26 million.

During 2018, we recognized impairment losses of $154 million compared to $1 million in 2017. Our 2018 impairment losses were primarily due to a strategic review of our hotels and their operations which resulted in shortened holding periods for many of our hotels.

In connection with our Spin-Off, we entered into new franchise and management agreements effective May 30, 2018, incurring $52 million of management and royalty fee expenses during the remaining portion of 2018. Also related to the Spin-Off, we incurred certain reorganization expenses, including expenses related to becoming a stand-alone NYSE-listed REIT, of approximately $44 million. We would expect the transition related expenses to decrease for 2019, but as our franchise, management and public REIT expenses were only for a partial year, would expect a larger increase in expenses during the full year of 2019.

Our reported revenue was primarily driven by our occupancy, ADR and RevPAR metrics, our capital initiatives and storm related operations as repairs were completed.

For the year ended December 31, 2018, occupancy at our comparable hotels was 65.5%, an increase of 60 basis points from the year ended December 31, 2017 of 64.9%. ADR increased by 3.8% to $89.62 for the year ended December 31, 2018, from $86.33 at December 31, 2017.  The net effect was an increase to RevPAR of 4.7% to $58.67 for the year ended December 31, 2018, up from December 31, 2017 of $56.05.

Beginning in the second half of 2016, we began enacting several key initiatives designed to further improve our RevPAR performance, including taking steps to enhance consistency of product and guest experience and investing in points of differentiation to encourage engagement with the brand.  These initiatives have led to higher capital expenditures during the last two years to reposition 54 hotels. For the years ended December 31, 2018 and 2017, we spent approximately $61 million and $146 million, respectively, on these initiatives. As of December 31, 2018, the construction phase of the repositioning effort had been completed for 53 of the 54 hotels. We expect to complete construction on the one remaining hotel in the first half of 2019.

Our income tax expense from continuing operations increased $130 million from 2017 to 2018, primarily associated with changes related to the Tax Act rate changes, our 2018 Spin-Off and our REIT election. The Tax Act reduced corporate tax rates, resulting in remeasurement of our deferred tax assets and liabilities, resulting in a deferred tax benefit of $132 million in 2017. In 2018, we recognized total tax expense of $21 million, of which $12 million related to the tax impact of operations for the pre-transaction period and $9 million related to the operations post-transaction.

Year ended December 31, 2018 compared with year ended December 31, 2017

The following tables present our overall operating performance for the years ended December 31, 2018 and 2017, including the amount and percentage change in these results between the periods (for additional information about quarterly periods, see Note 18: “Quarterly Results” in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), ($ in millions, non-meaningful percentage changes are noted as “NM”):

	Year Ended December 31,		Increase/(Decrease)
	2018	2017	$ change	% change
REVENUES:
Rooms	$845	$820	$25	3.0
Other	17	16	1	6.3
Total Revenues	862	836	26	3.1
OPERATING EXPENSES:
Rooms	385	353	32	9.1
Other departmental and support	122	120	2	1.7
Property tax, insurance and other	69	56	13	23.2
Management and royalty fees	52	—	52	NM
Corporate general and administrative	85	76	9	11.8
Depreciation and amortization	156	140	16	11.4
Impairment loss	154	1	153	NM
Casualty (gain) loss and other, net	(4)	2	(6)	NM
Gain on sales of real estate	—	(4)	4	(100.0)
Total Operating Expenses	1,019	744	275	37.0
Operating Income (Loss)	(157)	92	(249)	NM
OTHER INCOME (EXPENSES):
Interest expense	(64)	(49)	(15)	30.6
Other income, net	15	1	14	NM
Loss on extinguishment of debt	(10)	—	(10)	NM
Total Other Expenses, net	(59)	(48)	(11)	22.9
Income (loss) from Continuing Operations Before Income Taxes	(216)	44	(260)	NM
Income tax benefit (expense)	(21)	109	(130)	NM
Income (loss) from Continuing Operations, net of tax	(237)	153	(390)	NM
Loss from discontinued operations, net of tax	(25)	(1)	(24)	NM
Net Income (loss) attributable to CorePoint Lodging stockholders	$(262)	$152	$(414)	NM

Revenues

As of December 31, 2018, we owned 315 hotels, comprising approximately 40,400 rooms, all located in the United States. Room revenues at our hotels for the years ended December 31, 2018 and 2017 totaled $845 million and $820 million, respectively. The increase of $25 million, or 3.0%, in room revenues was primarily as a result of an increase in RevPAR at our comparable hotels of 4.7% for the year ended December 31, 2018 over the prior year. The increase in RevPAR was driven by an increase in ADR of 3.8% and a 60 basis point increase in occupancy.

Beginning in 2016 we began an over $200 million capital expenditure initiative to upgrade and reposition 54 hotels. These upgrades resulted in certain hotels being fully or partially taken off-line while the work was being completed. During 2017 and 2018, these upgrades were completed for 53 hotels, increasing 2018 RevPAR by approximately 15% as compared to 2017. We expect to complete construction on the one remaining hotel in the first half of 2019. We expect revenues to increase in 2019 as a higher proportion of these hotels will be operating for a full year.

Our revenues were also impacted by significant hurricane damages in 2017. Hurricane Harvey (in August 2017) and Hurricane Irma (in September 2017), at peak of impact, removed from service approximately 3,000 rooms, either directly from property damage or damage to infrastructure surrounding the hotels. Additionally, in October 2018, our hotel in Panama City, Florida, was severely damaged by Hurricane Michael and as of December 31, 2018, was under repair and unopened.  We expect the Panama City, Florida, hotel to open in the second quarter of 2019.  As of December 31, 2018, all hotels impacted by the 2017 hurricanes have reopened.  Compared to 2017 and 2018 when at peak of impact, up to an approximately 7% of our rooms were out of service due to hurricane damage; accordingly, we expect increased revenues in 2019 for the previously hurricane impacted hotels.

These increases were partially offset by the sale of two hotels during 2018, which produced approximately $3 million of revenue in 2017. Excluding the effect of the hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, comparable RevPAR increased 2.2% for the year ended December 31, 2018.

Other hotel revenues for each of the years ended December 31, 2018 and 2017 totaled $17 million and $16 million, respectively. These revenues represent revenue generated by the incidental support of operations at our hotels, including charges to guests for vending commissions, meeting and banquet room revenues, and other rental income from operating leases associated with leasing space for restaurants or other retail sites, billboards and cell towers.

Operating expenses

Rooms expense for our hotels totaled $385 million and $353 million for the years ended December 31, 2018 and 2017, respectively, resulting in an increase of $32 million. The variance in rooms expense was primarily caused by increases in payroll (including changes in staffing, both permanent and temporary, and wage increases) and benefits of approximately $17 million, third party reservation services expense of $3 million due to increased volume driven through third party online travel agencies, and supply expense of $2 million. These increases were partially offset by a decrease in expense caused by two fewer hotels in the hotel portfolio at December 31, 2018 in comparison to the hotels owned at December 31, 2017.  We expect as labor markets tighten, we will experience further expense increases in attracting, hiring and retaining hotel staff.

Management and royalty fees for our hotels totaled $52 million for the year ended December 31, 2018. We did not incur royalty fees prior to May 30, 2018.  For 2017 and prior to May 30, 2018, expenses related to managing our hotels are included with in corporate general and administrative expenses.  On May 30, 2018, in connection with the Spin-Off, we entered into management and franchise agreements for our hotels with LQM and LQ Franchising, respectively. Management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of gross rooms revenues. We expect these fees to be a significant variance to prior periods through 2019.

Impairment expense was $154 million for 2018, compared to $1 million for 2017. The increase was due to a strategic review of our hotels and their operations which resulted in shortened holding periods for many of our hotels.

Depreciation and amortization expense for our hotels totaled $156 million and $140 million for the years ended December 31, 2018 and 2017, respectively. The increase of $16 million was primarily the result of capital expenditures between December 31, 2018 and December 31, 2017 of approximately $151 million related to our investments in real estate.

Other Income (Expenses)

Interest expense totaled $64 million and $49 million for the years ended December 31, 2018 and 2017, respectively resulting in an increase of $15 million. On May 30, 2018, in connection with the Spin-Off, we borrowed an aggregate principal amount of $1.035 billion under the CMBS Facility (as defined below). The proceeds from the CMBS Facility were used to facilitate the repayment of existing debt. Accordingly, our total debt outstanding during 2018 was approximately $32 million higher than the similar period in 2017. Additionally, on May 30, 2018, we borrowed $25 million under our Revolving Facility (as defined below) at a rate of one-month LIBOR plus 4.5% per annum, which was repaid on August 2, 2018. The deferred financing costs related to the CMBS Facility and Revolving Facility each are being amortized over their initial term, which is a shorter period than the prior debt instruments, and accordingly are approximately $7 million higher than the same period in 2017. Additionally, in connection with the completion of the Spin-Off we issued $15 million of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a current dividend rate of 13%.  Distributions on our Series A Preferred Stock are classified as interest expense and were approximately $1 million for the year ended December 31, 2018. Further, as required by the CMBS Loan Agreement (as defined below), we entered into an interest rate cap on May 30, 2018 with a notional amount of $1.035 billion. As we did not designate the interest rate cap as a hedge, the change in fair value is recorded as interest expense. As of December 31, 2018, the fair value of our interest rate cap declined by $1 million primarily due to a change in expected interest rates and the relatively short duration of our interest rate cap.

Other income, net, totaled $15 million and $1 million for the years ended December 31, 2018 and 2017, respectively. The increase of $14 million was primarily due to an increase in the amount of proceeds from business interruption insurance proceeds related to our hurricane damaged hotels, which are recorded as income as collected. As the business interruption claim process is currently ongoing, we expect additional business interruption proceeds in 2019.  Accordingly, there is a gap between the timing of the lost revenue and recording of business interruption income. We also recognized a gain from the settlement of our prior interest rate swap in connection with the Spin-Off of $3 million.

Loss on extinguishment of debt totaled $10 million for the year ended December 31, 2018 and was attributable to the early repayment of LQH’s term loans (the “Term Facility”).  We did not have any debt extinguishment in 2017.

Income tax (expense) benefit

Our income tax expense from continuing operations totaled an expense of $21 million in 2018 and an income tax benefit of $109 million in 2017. The $130 million increase in income tax expense is primarily due to amounts recorded for the re-measurement of U.S. federal deferred tax assets and liabilities at lower enacted corporate tax rates due to the Tax Act primarily related to deferred tax liabilities on fixed assets, for the year ended December 31, 2017.  The 2018 tax expense is primarily due to the tax impact pf pre-transaction operations of $12 million and post-transaction operations of $9 million.

Loss from Discontinued Operations, net of tax

Our reported discontinued operations relate to hotel franchise and hotel management operations which remained with La Quinta following the Spin-Off. The decrease in the reported loss is primarily due to the reported amounts only including a partial year of revenues with increased expenses related to completing the Spin-Off.

Year ended December 31, 2017 compared with year ended December 31, 2016

The following table presents our overall operating performance for the year ended December 31, 2017 and 2016, including the amount and percentage change in these results between the periods ($ in millions, non-meaningful percentage changes are noted as “NM”):

	Year Ended December 31,		Increase/(Decrease)
	2017	2016	$ change	% change
REVENUES:
Rooms	$820	$855	$(35)	(4.1)
Other	16	16	—	-
Total Revenues	836	871	(35)	(4.0)
OPERATING EXPENSES:
Rooms	353	344	9	2.6
Other departmental and support	120	122	(2)	(1.6)
Property tax, insurance and other	56	63	(7)	(11.1)
Corporate general and administrative	76	54	22	40.7
Depreciation and amortization	140	139	1	0.7
Impairment loss	1	104	(103)	(99.0)
Casualty loss and other, net	2	3	(1)	(33.3)
Gain on sales of real estate	(4)	(5)	1	(20.0)
Total Operating Expenses	744	824	(80)	(9.7)
Operating Income	92	47	45	95.7
OTHER INCOME (EXPENSES):
Interest expense	(49)	(48)	(1)	2.1
Other income, net	1	2	(1)	(50.0)
Total Other Expenses, net	(48)	(46)	(2)	4.3
Income from Continuing Operations Before Income Taxes	44	1	43	NM
Income tax benefit	109	2	107	NM
Income from Continuing Operations, net of tax	153	3	150	NM
Loss from Discontinued Operations, net of tax	(1)	(4)	3	(75.0)
Net Income (loss) attributable to CorePoint Lodging stockholders	$152	$(1)	$153	NM
Revenues

Room revenues at our hotels for the years ended December 31, 2017 and 2016 totaled $820 million and $855 million, respectively. The decrease of $35 million, or 4.1%, was primarily due to a decrease in the number of available rooms due to damage caused by hurricanes in the third quarter of 2017 and also driven by the sale of five hotels between the periods. RevPAR at our comparable hotels increased 0.2% for the year ended December 31, 2017 over the prior year period. The increase in RevPAR was driven by an increase in ADR of 1.1%, offset slightly by a decrease in occupancy of 58 basis points. Excluding the impact of the hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, comparable RevPAR increased 2.6% for the year ended December 31, 2017.

Beginning in 2016 we began an over $200 million capital expenditure initiative to upgrade and reposition 54 hotels. These upgrades resulted in certain hotels being fully or partially taken off-line while the work was being completed. During 2017, these upgrades were completed for approximately 27 hotels.

Our revenues were also impacted by 2017 hurricane damage. Hurricane Harvey (in August 2017) and Hurricane Irma (in September 2017), at peak of impact, removed from service approximately 3,000 rooms, either directly from property damage or damage to infrastructure surrounding the hotels.

Operating expenses

Rooms expense for our hotels totaled $353 million and $344 million for the years ended December 31, 2017 and 2016, respectively, resulting in an increase of $9 million. The variance in rooms expenses was primarily caused by a $8 million increase in payroll (including salaries and hourly wages), benefits, and contract labor due to difficulty in hiring.  Additionally, travel agency commission costs increased by $3 million due to increased volume driven through third party online travel agencies. These increases were partially offset by a decrease in supply expenses and a decrease caused by five fewer hotels in the hotel portfolio at December 31, 2017 in comparison to the hotels owned at December 31, 2016 as a result of hotel sales.

Corporate general and administrative expenses for our hotels totaled $76 million and $54 million, for the years ended December 31, 2017 and 2016, respectively, resulting in an increase of $22 million. The increase in corporate general and administrative expenses were primarily the result of increased transition costs and other non-recurring costs of $24 million in anticipation of establishing CorePoint as an independent, publicly traded company.

Impairment loss for our hotels totaled $1 million and $104 million for the years ended December 31, 2017 and 2016, respectively. During 2017, we determined that one of our hotels was partially impaired due to economic conditions and we recorded a non-cash impairment charge of $1 million. During 2016, as part of a strategic review of our hotel portfolio, we identified approximately 50 hotels as possible candidates for sale and recorded a non-cash impairment charge of approximately $80 million after considering the reduced estimated holding period of these hotels. We also recorded a non-cash impairment charge of approximately $20 million in 2016 for the 8 hotels in held for sale during the year in order to reflect our expected sale price less transaction costs for these hotels. Additionally, during 2016 we determined that two of our hotels were partially impaired due to economic conditions and we recorded a non-cash impairment charge of $4 million.

Income tax expense (benefit)

Our income tax benefit from continuing operations totaled $109 million in 2017 and $2 million in 2016. The income tax benefit in 2017 is primarily due to $132 million recorded for the re-measurement of deferred tax assets and liabilities at lower enacted corporate tax rates due to the Tax Act, primarily related to our deferred tax liabilities on fixed assets.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations in certain line items of our consolidated balances sheets from December 31, 2017 to December 31, 2018.

Total real estate, net, decreased $158 million for the year ended December 31, 2018, primarily due to the $154 million impairment recorded in 2018 and to $154 million of 2018 depreciation expense, partially offset by approximately $139 million in additions to real estate.

Other assets increased $22 million for the year ended December 31, 2018. The increase was primarily as a result of $15 million placed in lender escrow related to our CMBS Facility and $5 million related to escrow for general liability insurance claims.

Assets and liabilities in discontinued operations as of December 31, 2017 were primarily composed of balance sheet items associated with our management and franchise businesses, which on May 30, 2018, was removed in connection with the completion of our Spin-Off.  See Note 3 “Discontinued Operations” included in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Debt, net increased $22 million for the year ended December 31, 2018.  The increase was primarily a result of the refinancing of the Term Facility of $1.003 billion and placement of the new CMBS Facility of $1.035 billion, less applicable deferred finance costs related to the new placement.

Mandatorily redeemable preferred shares increased $15 million for the year ended December 31, 2018 with the issuance in May 2018 of the Series A Preferred Stock.

Dividends Payable increased $12 million for the year ended December 31, 2018. This increase is due to the Company’s commencement of quarterly common stock dividend payments subsequent to the Spin-Off. The Company declared a common stock dividend of $0.20 per share in the fourth quarter of 2018 which was paid on January 15, 2019.

Deferred tax liabilities decreased $206 million during the year ended December 31, 2018. This is primarily due to our pre-Spin-Off deferred tax liabilities being written off as a result of the Company’s intent to be taxed as a REIT.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had total cash and cash equivalents of $68 million and availability under our Revolving Facility of $150 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate caps, capital expenditures for renovations and maintenance at our hotels, costs associated with our Spin-Off and the Merger, quarterly dividend payments and other purchase commitments.

We finance our short-term business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments for the foreseeable future. We may also draw on our $150 million Revolving Facility to bridge any liquidity requirements.  The objectives of our short-term cash management policy are to maintain the availability of liquidity and meet our recurring operational costs.

In connection with the completion of the Spin-Off, the Company raised approximately $1 billion in long-term debt and preferred stock.  These financings were used to retire debt incurred prior to the Spin-Off and to provide access to additional capital for our future operations.  We believe that these long-term financings, plus our potential access to other debt and equity capital as a publicly traded REIT will allow us to fund our long-term strategic initiatives.

As market conditions warrant and subject to liquidity requirements, contractual restrictions and other factors, we, our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding equity securities and/or debt through open market purchases, privately negotiated transactions or otherwise. We also review the operating performance of our hotel investments. Hotels that are not meeting our return and operating expectations are evaluated for opportunities to improve gross margins through operational improvements or capital investments to upgrade the property. If these initiatives are not successful, then we will consider dispositions of those hotels and reallocate the capital.  Any amounts involved may be material.

In connection with the Spin-Off and Merger, the parties agreed to set aside $240 million as a reserve amount to pay certain taxes that will be due as a result of the Spin-Off and related transaction.  CorePoint and its tax advisors are continuing their work to finalize the calculations.  We do not believe the eventual finalization will have a material effect on our liquidity.

The following table summarizes our net cash flows for the years ended December 31, 2018, 2017, and 2016 ($ in millions, non-meaningful percentage changes are noted as “NM”):

	For the Year Ended December 31,			Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net cash provided by operating activities	$111	$182	$264	(39.0)	(31.1)
Net cash used in investing activities	(156)	(181)	(70)	(13.8)	NM
Net cash used in financing activities	(28)	(21)	(120)	33.3	(82.5)

Operating activities

Net cash provided by operating activities was  $111 million for the year ended December 31, 2018, compared to  $182 million for the year ended December 31, 2017. The  $71 million decrease was primarily driven by higher hotel management and franchise royalty fees, increased corporate general and administration expenses related to the completion of the Spin-Off and the other operating results discussed above.  This decrease also includes the effects of timing differences in our various working capital components including other assets, accrued payroll and employee benefits and other liabilities.

Net cash provided by operating activities was $182 million for the year ended December 31, 2017, compared to $264 million for the year ended December 31, 2016. The $82 million decrease was primarily driven by decreased operating income, related to our hurricane damaged hotels and rooms temporarily out of service during our renovations as discussed above and increased general and administrative expenses of $22 million, primarily related to our Spin-Off. The change period over period also includes the effects of timing in our various working capital components including accounts receivable and accrued expenses and other liabilities.

Investing activities

Net cash used in investing activities during the year ended December 31, 2018 was $156 million, compared to net cash used in investing activities of $181 million during the year ended December 31, 2017. The $25 million decrease in cash used in investing activities was primarily attributable to a $27 million decrease in proceeds from the sale of real estate and a $51 million decrease in capital expenditures, partially offset by the $20 million lender escrows payments related to our new financings and insurance escrow with our hotel manager and a $19 million increase in insurance proceeds from casualty claims.  The change in proceeds from the sale of real estate related to five hotel sales for the year ended December 31, 2017, compared to two smaller sales during the year ended December 31, 2018.  Approximately $94 million of our capital expenditures for the year ended December 31, 2018 related to repositioning and casualty replacements.  As these projects are completed, we expect our total capital expenditures to decrease.

Net cash used in investing activities during the year ended December 31, 2017 was $181 million, compared to net cash used in investing activities of $70 million during the year ended December 31, 2016. The $111 million increase in cash used in investing activities was primarily due to an increase of $74 million of capital expenditures driven by increased renovations of our hotels and a decrease of $38 million in proceeds from hotel sales during 2017 as compared to 2016.

Financing activities

Net cash used in financing activities during the year ended December 31, 2018 was $28 million, compared to $21 million during the year ended December 31, 2017. The $7 million increase in cash used in financing activities was primarily attributable to the financing activity associated with the Spin-Off, including payment to LQH of $23 million related to the Spin-Off and issuance of the mandatorily redeemable preferred shares of $15 million less net payments.  In 2017, our primary financing activity was the repayment of debt of $18 million.

Net cash used in financing activities during the year ended December 31, 2017 was $21 million, compared to $120 million during the year ended December 31, 2016. The $99 million decrease in cash used in financing activities was primarily attributable to common stock repurchases of $102 million in 2016.  Common stock repurchases were only $3 million in 2017.

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

Capital expenditures

Our capital expenditures are generally paid using cash on hand and cash flows from operations, although other sources discussed herein may also be used.

During the years ended December 31, 2018 and 2017, we invested approximately $167 million and $218 million in capital expenditures, respectively (exclusive of discontinued operations). Approximately $94 million of these expenditures in 2018 related to our repositioning and casualty replacements.  Approximately $57 million of our 2018 activity related to recurring hotel operations.

As of December 31, 2018, we had outstanding commitments under capital expenditure contracts of approximately $25 million related to certain continuing redevelopment and renovation projects, casualty replacements and information technology enhancements.  If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

In addition, our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years.  These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of December 31, 2018, no such notices have been received; however, approximately 63% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program. As of December 31, 2018, $15 million was held in lender escrows that can be used to finance these requirements.

We expect to meet all of these obligations from our operations, insurance claim reimbursements or other funds available to us.

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

Also on May 30, 2018, CorePoint Revolver Borrower and CorePoint OP entered into the Revolver Credit Agreement providing for the $150 million Revolving Facility (“Revolving Facility”).  The Revolving Facility will mature on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility.  Upon consummation of the Spin-Off, $25 million was drawn on the Revolving Facility and repaid on August 3, 2018.  We had no other Revolving Facility borrowings during 2018.

In connection with LQH’s internal reorganization prior to the Spin-Off, the Company issued 15,000 shares of Series A Preferred Stock to a wholly-owned subsidiary of LQH Parent for a cash price of $15 million.  LQH, through its subsidiary, privately sold all of the Series A Preferred Stock to an unrelated third-party investor immediately prior to the completion of the Spin-Off.

As of December 31, 2018, we had cash and cash equivalents of $68 million and borrowing capacity under our Revolving Facility of $150 million, for a total availability of $218 million.  We also believe we have access to other sources of debt and equity capital as a public company in addition to cash generated from our operations.

The CMBS and Revolving Facility mature in 2020.  The Revolving Facility provides for a one-year extension option and the CMBS Facility provides for five one-year extension options. We expect to exercise the extension options or refinance the related debt prior to the maturities of these facilities.  There is no assurance that at those times we will be able to obtain financings at comparable interest rates or leverage levels or at all.

Further, if we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks Related to our Business and Industry” and “Risk Factors—Risks Relating to Our Indebtedness” in this Annual Report on Form 10-K.

Long-term liquidity and capital allocation

The Company began a strategic real estate review in the fourth quarter of 2018 to improve operating performance and increase the Company’s net asset valuation. Our initial focus is on our lowest performing hotels, where we are evaluating opportunities to increase gross margin, net cash flow and return on investment. These include initiatives to increase revenue through access to the Wyndham platform and control of variable expenses per guest while still maintaining appropriate guest satisfaction levels. We will also consider repositioning these hotels, through capital investment and renovation. Concurrently with these initiatives we will consider dispositions of these hotels and reallocation of the capital. Such a capital reallocation could include new investments at a more attractive return, reducing leverage by paying down debt, either permanently or on a temporary basis, or returning capital to stockholders. The amounts involved in these activities could be material.

Dividends

Dividends are authorized at the discretion of our board of directors based on an analysis of our prior performance, market distribution rates of our industry peer group, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, by our intent to maintain our status as a REIT.

Beginning in August 2018 and effective for the second quarter of 2018, our board of directors authorized our first quarterly dividend. Such quarterly dividend was for a prorated amount of $0.067 per share, representing the period from the Spin-Off date to June 30, 2018, which represented an anticipated quarterly dividend rate of $0.20 per share of common stock. Our board of directors authorized additional quarterly dividends of $0.20 per share for the third and fourth quarter of 2018 in September 2018 and November 2018, respectively. Total dividends paid subsequent to the Spin-Off date was $16 million. Our fourth quarter dividend of $12 million in the aggregate was paid on January 15, 2019.

The cash common stock dividends noted above represent a quarterly dividend payment of approximately $12 million, or an annual dividend payout of approximately $48 million.  Cash flow from operating activities for the year ended December 31, 2018 was $111 million.  Such cash flow from operating activities includes payments for our Series A Preferred Stock.  Further, our NAREIT FFO for the year ended December 31, 2018 was $69 million.  Accordingly, we believe our cash flow from operating activities and NAREIT FFO are in excess of our dividends.  However, as dividends are at the sole discretion of our board of directors, there is no assurance of the amount of any future dividends, if any.  (See “Non-GAAP Financial Measures” above for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income).

Contractual obligations

The following table summarizes our significant contractual obligations for the next five years and thereafter, as of December 31, 2018 (in millions):

	Total	2019	2020	2021	2022	2023	Thereafter
Debt obligations (1)	$1,035	$—	$1,035	$—	$—	$—	$—
Estimated interest payments on debt outstanding (2)	80	55	25	—	—	—	—
Operating and ground leases	111	3	3	3	2	2	98
Series A Preferred Stock	15	—	—	—	—	—	15
Series A Preferred Stock dividends	19	2	2	2	2	2	9
Purchase commitments (3)	25	25	—	—	—	—	—
Total contractual obligations (4)	$1,285	$85	$1,065	$5	$4	$4	$122
(1)	Debt obligation excludes the deduction of debt issuance costs of $21 million.
(2)

Includes interest on debt outstanding as of December 31, 2018, all of which is floating rate debt. For presentation purposes, amounts included in the table are interest rates effective at December 31, 2018, which is 5.21% for the CMBS Facility, our only debt then outstanding.

(3)	Purchase commitments include outstanding commitments under contracts for capital expenditures at our hotels and for information technology enhancements.
(4)

These amounts do not include capital expenditures which our franchisor may require to meet brand standards. Such amounts are effective upon notice from the franchisor, primarily during the periods through 2028. As of December 31, 2018, no such notices have been received. Based on our franchise agreement, our franchisor may currently provide notices for approximately $80 million, where we would have up to nine years to meet the requirements. The franchisor would be eligible to provide notices for approximately $5 million in 2020, approximately $90 million in 2021 and approximately $75 million thereafter to 2028. For these years, the Company generally has two to eleven years to meet the capital expenditure requirements, which may be offset to various degrees by prior year capital expenditures. Accordingly, actual amounts and the timing of such amounts may differ from those described. We expect to generally meet these requirements from our ordinary capital expenditure programs, funded from cash flow from operating activities or the other sources described herein.

Off-balance sheet arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2: “Significant Accounting Policies and Recently Issued Accounting Standards” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations.

Impairment of long-lived assets

We review our long-lived assets, such as property and equipment and intangible assets, for impairment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such circumstances are identified as an impairment indicator for a long-lived asset, we compare the sum of the expected future cash flows (undiscounted and without interest charges) generated by the asset or group of assets during the asset’s estimated holding period with its associated net carrying value. If the net carrying value of the asset or group of assets exceeds expected future cash flows, the excess of the net book value over estimated fair value is charged to impairment loss in the statements of operations. Properties held for sale are reported at the lower of their carrying amount of their estimated sales price, less estimated costs to sell.

We estimate fair value for our hotels primarily using unobservable inputs related to common valuation methods and metrics used by market participants, which include multiples of hotel revenues, capitalization rates applied to the properties’ net operating income and per room valuations. In the event our estimate of fair value of the asset using these unobservable inputs becomes the new basis of the asset or group of assets, this new basis is then depreciated over the asset’s remaining useful life. We incurred non-cash impairment charges in each of the three years ended December 31, 2018, and we may be subject to impairment charges in the future.  Triggering events for future impairment charges include, but are not limited to, situations where individual hotel operations are materially different from its forecasts, fair values of our hotels change, the economy or the lodging industry weakens, or the estimated holding period of a hotel is shortened.

Insurance programs

From our hotel operations, we are exposed to liability claims from our hotel guests, employees of our hotel management company and other third parties. We manage these liabilities either through insurance directly purchased by us or indirectly from insurance purchased by our third-party hotel management company. These insurance programs are primarily related to workers’ compensation, general liability and automobile liability. These policies contain deductibles and retention limits on a primary and excess limits basis, where the Company retains and is therefore exposed to first dollar claim liability.

Case loss reserves are established for losses within the insurance programs. These individual case reserves are estimates of amounts necessary to settle the claims as of the reporting date. These individual case estimates are based on known facts and interpretations of circumstances and legal standards and include the claims representatives’ expertise and experience with similar cases. These individual estimates change over time as additional facts and information become known.

Periodically, we perform a formal review of estimates of the ultimate liability for losses and associated expenses for each coverage component of the casualty insurance program within the deductible and self-insured retention. These loss claims may require an extended period for the claim to be asserted and to reach a final settlement.  Accordingly, we, and/or our hotel management company, engage outside actuaries who perform an analysis of historical development trends of loss frequency and severity in order to project the ultimate liability for losses, including incurred but not reported claims.  We revise our reserve amounts periodically based upon recognized changes in the development factors and trends that affect loss costs and their impact on the actuarial calculation. These estimates are influenced by external factors, including inflation, changes in law, court decisions and changes to regulatory requirements, economic conditions and public attitudes.

Income taxes

Subsequent to the Spin-Off, we intend to elect to be taxed as a REIT under the Code, which will be effective with the filing of our U.S. federal tax return for the year ended December 31, 2018. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income to our stockholders.  These Code provisions also include that the Company cannot operate or manage its hotels. Therefore, the REIT leases the hotel properties to the TRS, where the TRS is subject to federal, state and local income taxes. Accordingly, other than with respect to our TRS operations, we generally will not be subject to federal income tax at the corporate level. We are organized and operate in such a manner as to qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT.

In determining our tax expense for financial statement reporting purposes, we must evaluate our compliance with the Code, including the transfer pricing determinations used in establishing rental payments between the REIT and the TRS. GAAP accounting for income taxes requires, among others, interpretation of the Code, estimated tax effects of transactions, and evaluation of probabilities of sustaining tax positions, including realization of tax benefits. We recognize tax positions only after determining that the relevant tax authority would more likely than not sustain the position following the audit.  The final resolution of those assessments may subject us to additional taxes. In addition, we may incur expenses defending our positions during IRS tax examinations, even if we are able to eventually sustain our position with the tax authorities.

As more fully discussed in Note 11. “Commitments and Contingencies” in the audited consolidated financial statements included elsewhere in this report, LQH is under two audits by the IRS covering periods from 2010 to 2013 related to tax deductions made by the LQH predecessor TRS during those periods. These IRS tax claims total approximately $158 million, not including penalties and interest and the possible loss of certain tax operating loss carryforwards arising from those years. Based on our review of these IRS claims, and the advice of our tax professional firms, the methodologies applied in the tax audits are flawed and the IRS proposed tax and other adjustments are inconsistent with U.S. federal tax laws related to REITs. Accordingly, we have concluded that the positions reported on the tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2018, we have not established any reserves related to these IRS audits. However, if we are unsuccessful in challenging the IRS, we would be responsible for additional income taxes, interest and penalties in amounts that could be material to our financial position and results of operations.

Also, as more fully discussed in Note 11. “Commitments and Contingencies,” the Spin-Off is treated as a taxable transaction and Wyndham Worldwide reserved $240 million for these potential income tax expenses. Any amount remaining from the amount reserved would be remitted to the Company. Any related tax payment in excess of the reserve is the responsibility of Wyndham Worldwide and the Company is obligated to deliver to Wyndham Worldwide either cash or common stock in an amount equal to the amount of the excess. As the calculations of the tax due has not been completed, the final determination of the reserve amount is not known. Any adjustment related to the settlement of the reserve, including the issuance of the Company’s common stock, would result in an adjustment to stockholders’ equity. As of December 31, 2018, no adjustment related to the settlement of this reserve has been recorded in the consolidated financial statements.

Legal contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We accrue an estimated amount for a loss contingency if it is probable and the amount of the loss can be reasonably estimated. Significant judgment is required when we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

New Accounting Pronouncements

See Note 2 of the notes to our consolidated financial statements in this Annual Report on Form 10-K for a comprehensive list of new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk

We are exposed to market risk primarily from changes in interest rates, which may impact future income, cash flows, and fair value of the Company, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We will continue to have exposure to such risks to the extent they are not hedged. We expect to enter into derivative financial arrangements to the extent they meet the objective described above or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.

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

On May 30, 2018, we entered into the CMBS Facility and the Revolving Facility. We are exposed to interest rate risk in connection with the CMBS Facility and the Revolving Facility as the interest on each of the CMBS Facility and the Revolving Facility is floating rate based on LIBOR.  The interest rate on the CMBS Facility is one-month LIBOR plus 2.75% per annum through the initial two-year period.  The interest rate on the Revolving Facility is one-month LIBOR plus 4.5% per annum. On May 30, 2018, in connection with the Company’s CMBS Loan Agreement, we entered into an interest rate cap agreement with a notional amount of $1.035 billion and a one-month LIBOR interest rate cap of 3.25% (compared to one-month LIBOR as of December 31, 2018 of 2.52%) that expires on July 15, 2020.

We are exposed to interest rate changes primarily as a result of our variable rate on our outstanding debt.  We quantify our exposure to interest rate risk based on how changes in interest rates affect our cash interest expense.  We consider changes in the one-month LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments.  We consider increases of 0.5% to 2.0% in the one-month LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment.  The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest or income tax expense) of an increase in the one-month LIBOR to our cash interest expense related to our significant variable interest rate exposures for our wholly- owned assets and liabilities as of December 31, 2018 (amounts in millions, where positive amounts reflect a decrease in cash interest expense and bracketed amounts reflect an increase in cash interest expense):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%

CMBS Facility	$(21)	$(16)	$(10)	$(5)
Interest rate cap	13	8	3	0
Total	$(8)	$(8)	$(7)	$(5)

Interest rate fluctuations will generally not affect future expenses related to fixed rate debt, unless such instruments are traded or otherwise terminated prior to maturity; however, interest rate changes could affect the fair value of the fixed rate instruments.  Our primary fixed rate instrument is our $15 million Series A Preferred Stock, which has a current dividend rate of 13%. As discussed in Note 7 “Preferred Stock,” the Series A Preferred Stock dividend rate may be adjusted if we exceed certain leverage ratios or an event of default occurs.  Such changes in the dividend rate are relatively independent of market interest rate fluctuations.

Refer to our Note 9: “Fair Value Measurements” in the audited consolidated financial statements included elsewhere in this report for further discussion of the fair value measurements of our financial assets and liabilities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of CorePoint Lodging Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CorePoint Lodging Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 21, 2019

We have served as the Company's auditor since 2006.

CorePoint Lodging Inc.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(in millions, except share data)

	2018	2017
ASSETS
Assets:
Real estate
Land	$694	$739
Buildings and improvements	2,562	2,706
Furniture, fixtures, and other equipment	387	363
Gross operating real estate	3,643	3,808
Less accumulated depreciation	(1,386)	(1,425)
Net operating real estate	2,257	2,383
Construction in progress	43	75
Total real estate, net	2,300	2,458

Cash and cash equivalents	68	141
Accounts receivable, net	33	42
Other assets	54	32
Assets from discontinued operations	—	280
Total Assets	$2,455	$2,953
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,014	$992
Mandatorily redeemable preferred shares	15	—
Accounts payable and accrued expenses	99	65
Dividends Payable	12	—
Other liabilities	11	9
Deferred tax liabilities	7	213
Liabilities from discontinued operations	—	846
Total Liabilities	1,158	2,125
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value; 50.0 million and 100.0 million shares authorized as of December 31, 2018 and 2017, respectively; 15.0 thousand shares and none outstanding as of December 31, 2018 and 2017, respectively	—	—
Common Stock, $0.01 par value; 1.0 billion and 2.0 billion shares authorized as of December 31, 2018 and 2017, respectively; 59.8 million and 66.2 million shares issued as of December 31, 2018 and 2017, respectively; and 59.5 million and 58.7 million shares outstanding as of December 31, 2018 and 2017, respectively	1	1
Additional paid-in-capital	974	1,181
Retained Earnings (accumulated deficit)	319	(144)
Treasury stock, at cost, 7.6 million shares as of December 31, 2017	—	(212)
Accumulated other comprehensive loss	—	(1)
Noncontrolling interest	3	3
Total Equity	1,297	828
Total Liabilities and Equity	$2,455	$2,953

The accompanying notes are an integral part of these consolidated financial statements.

CorePoint Lodging Inc.

Consolidated Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

(in millions, except per share data)

	2018	2017	2016

REVENUES:
Rooms	$845	$820	$855
Other	17	16	16
Total Revenues	862	836	871
OPERATING EXPENSES:
Rooms	385	353	344
Other departmental and support	122	120	122
Property tax, insurance and other	69	56	63
Management and royalty fees	52	—	—
Corporate general and administrative	85	76	54
Depreciation and amortization	156	140	139
Impairment loss	154	1	104
Casualty (gain) loss and other, net	(4)	2	3
Gain on sales of real estate	—	(4)	(5)
Total Operating Expenses	1,019	744	824
Operating Income (loss)	(157)	92	47
OTHER INCOME (EXPENSES):
Interest expense	(64)	(49)	(48)
Other income, net	15	1	2
Loss on extinguishment of debt	(10)	—	—
Total Other Expenses, net	(59)	(48)	(46)
Income (loss) from Continuing Operations Before Income Taxes	(216)	44	1
Income tax benefit (expense)	(21)	109	2
Income (loss) from Continuing Operations, net of tax	(237)	153	3
Loss from discontinued operations, net of tax	(25)	(1)	(4)
Net Income (loss) attributable to CorePoint Lodging stockholders	$(262)	$152	$(1)
Earnings (loss) per share:
Basic from continuing operations	$(4.04)	$2.63	$0.04
Basic from discontinued operations	(0.43)	(0.01)	(0.06)
Basic earnings (loss) per share	$(4.47)	$2.62	$(0.02)
Diluted from continuing operations	$(4.04)	$2.62	$0.04
Diluted from discontinued operations	(0.43)	(0.02)	(0.06)
Diluted earnings (loss) per share	$(4.47)	$2.60	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

CorePoint Lodging Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2018, 2017, and 2016
(in millions)

	2018	2017	2016

Net Income (loss) attributable to CorePoint Lodging stockholders	$(262)	$152	$(1)
Cash flow hedge adjustment, net of tax	4	5	1
Termination of cash flow hedge	(3)	—	—
Comprehensive net income (loss) attributable to CorePoint Lodging stockholders	$(261)	$157	$—

The accompanying notes are an integral part of these consolidated financial statements.

CorePoint Lodging Inc.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2018, 2017 and 2016

(in millions, except per share data)

	Equity Attributable to CorePoint Lodging Inc. Stockholders
	Common Stock		Treasury Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount

Balance as of January 1, 2016	62.2	$1	$(108)	$1,153	$(295)	$(7)	$3	$747
Net loss	—	—	—	—	(1)	—	—	(1)
Equity-based compensation	0.4	—	—	14	—	—	—	14
Tax deficit related to equity comp	—	—	—	(1)	—	—	—	(1)
Repurchase of common stock	(4.2)	—	(102)	—	—	—	—	(102)
Cash flow hedge adjustment	—	—	—	—	—	1	—	1
Balance as of December 31, 2016	58.4	$1	$(210)	$1,166	$(296)	$(6)	$3	$658
Net income	-	—	—	—	152	—	—	152
Equity-based compensation	0.4	—	—	15	—	—	—	15
Repurchase of common stock	(0.1)	—	(2)	—	—	—	—	(2)
Cash flow hedge adjustment	-	—	—	—	—	5	—	5
Balance as of December 31, 2017	58.7	1	(212)	1,181	(144)	(1)	3	828
Net loss	—	—	—	—	(262)	—	—	(262)
Dividends on common stock ($0.467 per share) (post Spin-Off)	—	—	—	—	(27)	—	—	(27)
Equity-based compensation	1.1	—	—	11	—	—	—	11
Purchase of common stock (pre Spin-Off)	(0.1)	—	(2)	—	—	—	—	(2)
Retirement of treasury stock	—	—	214	(214)	—	—	—	—
Cash flow hedge adjustment, net of tax	—	—	—	—	—	4	—	4
Gain on termination of cash flow hedge	—	—	—	—	—	(3)	—	(3)
Purchase of common stock (post Spin-Off)	(0.2)	—	—	(4)	—	—	—	(4)
Reorganization and separation from La Quinta Holdings Inc	—	—	—	—	752	—	—	752
Balance as of December 31, 2018	59.5	$1	$—	$974	$319	$—	$3	$1,297

The accompanying notes are an integral part of these consolidated financial statements.

CorePoint Lodging Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

Cash flows from operating activities:
Net income (loss)	$(262)	$152	$(1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	160	148	147
Amortization of other assets	—	1	—
(Gain) loss related to real estate casualties	(4)	2	3
Loss on extinguishment of debt	17	—	—
Amortization of deferred costs and other assets	12	6	6
Impairment loss	154	1	104
Gain on sale of real estate, net of retirement of assets	—	—	(5)
Equity-based compensation expense	11	16	14
Deferred tax (benefit) expense	6	(112)	(12)
Provision for doubtful accounts	2	2	1
Changes in assets and liabilities:
Accounts receivable	9	2	(9)
Other assets	(11)	(31)	3
Accounts payable and accrued expenses	14	(7)	12
Other liabilities	3	2	1
Net cash provided by operating activities	111	182	264
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(167)	(218)	(144)
Lender and other escrows	(20)	—	—
Insurance proceeds related to real estate casualties	25	6	5
Proceeds from sale of real estate	6	33	71
Payment of franchise incentives	—	(2)	(2)
Net cash used in investing activities	(156)	(181)	(70)
Cash flows from financing activities:
Proceeds from debt	1,060	—	—
Repayment of debt	(1,030)	(18)	(18)
Debt issuance costs	(30)	—	—
Issuance of mandatorily redeemable preferred shares	15	—	—
Dividends on common stock	(16)	—	—
Proceeds on termination of cash flow hedge	3	—	—
Payment for interest rate cap	(1)	—	—
Purchase of common stock	(6)	(3)	(102)
Reorganization and separation from La Quinta Holdings Inc.	(23)	—
Net cash used in financing activities	(28)	(21)	(120)
Increase (decrease) in cash and cash equivalents	(73)	(20)	74
Cash and cash equivalents at the beginning of the year	141	161	87
Cash and cash equivalents at the end of the year	$68	$141	$161

The accompanying notes are an integral part of these consolidated financial statements.

CorePoint Lodging Inc.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

CorePoint Lodging Inc., a Maryland corporation (“we,” “us,” “our,” “CorePoint” or the “Company”) is a nationwide lodging real estate company formed in May 2017, primarily serving the upper mid-scale and mid-scale segments, with a portfolio of select service hotels located in the United States (“U.S.”).

The following table sets forth the number of owned and joint venture hotels as of December 31, 2018, 2017 and 2016, respectively:

	2018		2017		2016
	# of hotels	# of rooms	# of hotels	# of rooms	# of hotels	# of rooms

Owned (1)	314	40,200	316	40,400	321	41,000
Joint Venture	1	200	1	200	1	200
Totals	315	40,400	317	40,600	322	41,200

(1)	As of December 31, 2018, 2017 and 2016, owned hotels includes one, three and five hotels, respectively, designated as assets held for sale.

For U.S. federal income tax purposes, we intend to make an election to be taxed as a real estate investment trust (“REIT”), effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. As a REIT, the Company is generally not subject to federal corporate income tax on the portion of its net income that is currently distributed to its stockholders.  To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage its hotels. Therefore, the Company leases the hotel properties to CorePoint TRS L.L.C., the Company's wholly-owned taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels. CorePoint TRS L.L.C. is subject to federal, state and local income taxes. Also, to maintain REIT status, we must distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. We believe we have met our distribution requirements effective for 2018 and intend to meet these requirements thereafter as required by the Code.

Our Spin-Off from La Quinta Holdings Inc.

On May 30, 2018, La Quinta Holdings Inc., a Delaware corporation (“LQH Parent,” and together with its consolidated subsidiaries, “LQH”), completed the separation of its hotel ownership business from its hotel franchise and hotel management business. The separation was made as part of a plan approved by LQH Parent’s board of directors to spin off LQH’s hotel ownership business into a stand-alone, publicly traded company, CorePoint (the “Spin-Off”) prior to the merger (the “Merger”) of LQH Parent with a wholly-owned subsidiary of Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide”). As a part of the Spin-Off and Merger, affiliates of Wyndham Worldwide became franchisor and manager of our hotel operations. For additional discussion of the Spin-Off, the Merger and related transactions, see Note 3 “Discontinued Operations.”

Notwithstanding the legal form of the Spin-Off, for accounting and financial reporting purposes, LQH Parent is presented as being spun-off from CorePoint (a “Reverse Spin”). This presentation is in accordance with generally accepted accounting principles in the U.S. (“GAAP”), and is primarily a result of the relative significance of CorePoint’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Therefore, CorePoint is considered the divesting entity and treated as the “accounting successor,” and LQH Parent is the “accounting spinnee” and “accounting predecessor” for consolidated financial reporting purposes.

In accordance with GAAP, effective with the closing of the Spin-Off on May 30, 2018, the results of operations related to LQH’s hotel franchise and hotel management business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of LQH’s hotel franchise and hotel management business have been segregated from the assets and liabilities related to the Company’s consolidated operations and presented separately on the Company’s consolidated balance sheets as of December 31, 2017. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.

On May 30, 2018, in connection with the Spin-Off, each share of the common stock of LQH Parent (par value $0.01) was reclassified and combined into one half of a share of the common stock of LQH Parent (par value $0.02) (the “Reverse Stock Split”). The authorized number of shares was reduced from 2 billion to 1 billion. All share and share-related information in these consolidated financial statements have been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. These consolidated financial statements present the consolidated financial position and results of operations of CorePoint as of and for the years ended December 31, 2018, 2017 and 2016 giving effect to the Spin-Off and Reverse Stock Split, with the historical financial results of LQH Parent reflected as discontinued operations. These consolidated financial statements represent the financial position and results of operations of entities that have historically been under common control of the accounting predecessor, LQH Parent.

The accompanying consolidated financial statements include the accounts of the Company, as well as its wholly-owned subsidiaries and any consolidated variable interest entities (“VIEs”).  We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our stockholders. All intercompany transactions have been eliminated.

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

Reclassifications

Certain line items on the consolidated balance sheet as of December 31, 2017 and the consolidated statements of operations for the years ended December 31, 2017 and 2016 have been reclassified to conform to the presentation following the Spin-Off. These reclassifications had no impact on our net income (loss) or financial position and were made in order to conform to presentations consistent with other publicly traded lodging REITs and reflect the results of discontinued operations. See Note 3, “Discontinued Operations,” for additional information.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS

Investment in Real Estate

Property and equipment and other investments in real estate are stated at cost less accumulated depreciation computed using a straight-line method over the following estimated useful life of each asset:

Buildings and improvements	5 to 40 years
Furniture, fixtures and other equipment	2 to 10 years

We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third party contract labor, materials, professional design and other direct costs, and during the redevelopment and renovation period interest, real estate taxes and insurance costs. The interest, real estate taxes and insurance capitalization period begins when the activities related to development have begun and ceases when the project is substantially complete and the assets are held available for use or occupancy. Once such a project is substantially complete and the associated assets are ready for intended use, interest, real estate taxes and insurance costs are no longer capitalized.  Normal maintenance and repair costs are expensed as incurred.

Impairment of Real Estate Related Assets

If events or circumstances indicate that the carrying amount of a property may not be recoverable over our expected holding period, we make an assessment of the property’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  Any such impairment is treated for accounting purposes similar to an asset acquisition at the estimated fair value, which includes the elimination of the asset’s accumulated depreciation and amortization.

Assets Held for Sale

For sales of real estate or assets classified as held for sale, we evaluate whether the disposition will have a major effect on our operations and financial results and will therefore qualify as a strategic shift.  If the disposition represents a strategic shift, it will be classified as discontinued operations in our consolidated financial statements for all periods presented.  If the disposition does not represent a strategic shift, it will be presented in continuing operations in our consolidated financial statements.

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

Accounts Receivable

Accounts receivable primarily consists of receivables due from hotel guests, credit card companies and insurance settlements and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when determined to be uncollectable and collection efforts have generally ceased. Our insurance settlement receivables included in accounts receivable are recorded based upon the terms of our insurance policies and our estimates of insurance losses.  We recognize business interruption claims as revenue when collected and accordingly our accounts receivable do not include any amounts related to estimated business interruption claim recoveries.  As of December 31, 2018 and 2017, the Company had $13 million and $23 million of insurance settlement receivables, respectively.

Debt and Deferred Debt Issuance Costs

Deferred debt issuance costs include costs incurred in connection with the issuance of debt, including costs associated with the entry into our loan agreements and revolving credit facility, and are presented as a direct reduction from the carrying amount of debt.  These debt issuance costs are deferred and amortized to expense on a straight-line basis over the term of the debt, which approximates the effective interest amortization method.  This amortization expense is included as a component of interest expense.  When debt is paid prior to its scheduled maturity date or the underlying terms are materially modified, the remaining carrying value of deferred debt issuance costs, along with certain other payments to lenders, is included in loss on extinguishment of debt.

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

We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Cash Flow Hedge are recorded in the consolidated statements of comprehensive income (loss) until they are reclassified into earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Fair Value Hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows.  Changes in fair value of undesignated hedge instruments are recorded in current period earnings.

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

As of December 31, 2018, our only derivative, an interest rate cap, is an undesignated hedge instrument.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, using the modified retrospective transition method.  The information in this section describes our current revenue recognition policies.  There was no material impact to continuing operations in our financial statements due to the change in accounting policies for the year ended December 31, 2018.  See “Newly Adopted Accounting Standards” below for additional information related to the adoption.

Our revenues primarily consist of operating lease revenues from room rentals, which are accounted for under GAAP in accordance with lease accounting standards.  Room revenues is recognized as earned on a daily basis, net of customer incentive discounts, cash rebates and refunds.

Other revenues include revenues generated by the incidental support of hotel operations for hotels and are recognized under the revenue accounting standard as the service obligation is completed. Other revenues also include lease revenue from conference and banquet halls, restaurants, billboards and cell towers, all of which are operating leases. Such leases with a term in excess of one year are recognized on a straight-line basis over the term of the lease.

Equity-Based Compensation

We have a stock-based incentive award plan for our employees and directors.  Equity-based compensation expense associated with these awards is recognized in general and administrative expenses in our consolidated statements of operations.  We recognize the cost of services received in an equity-based payment transaction with an employee or director as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria.  Measurement for these equity awards is the estimated fair value at the grant date of the equity instruments.  The equity-based compensation expense is recognized straight-line over the vesting period.  We recognize forfeitures as they occur.  Dividends related to unvested awards are charged to retained earnings.

Income Taxes

Subsequent to the Spin-Off, we are organized in conformity with and operate in a manner that will allow us to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with our tax year ended December 31, 2018, and we expect to continue to be organized and operate so as to qualify as a REIT.  To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders annually and the diversity of ownership of our stock.  To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders.  Accordingly, no provision for U.S. federal income tax expense has been included in our consolidated financial statements for the year ended December 31, 2018 related to our REIT operations; however, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes.  The Company was also subject to U.S. federal, state, local and foreign income taxes prior to the Spin-Off.

The Company uses the asset and liability method of accounting for income taxes. Under this method, current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be applied to taxable income in the years in which those temporary differences are expected to reverse.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law.  The Tax Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing limitations on net operating loss carryovers, and allowing ordinary dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. Accordingly, for the years ended December 31, 2018 and 2017, we have measured our federal tax expense at 21%, writing off approximately $132 million in deferred tax liabilities, net for the year ended December 31, 2017.

Concentrations of Credit Risk and Business Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents. We utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We also monitor the credit-worthiness of our customers and financial institutions before extending credit or making investments.  Certain balances in cash and cash equivalents exceed the Federal Deposit Insurance Corporation limit of $250,000; however, we believe the credit risk related to these deposits is minimal.

Substantially all of our revenues are derived from our lodging operations and our wholly-owned hotels.  Lodging operations are particularly sensitive to adverse economic and competitive conditions and trends, which could adversely affect the Company’s business, financial condition, and results of operations.  We have a concentration of hotels operating in Texas, Florida and California.

The number of hotels, percentages of total hotels and the percentages of our total revenues, excluding revenue from discontinued operations, from these states as of and for the year ended December 31, 2018 is as follows:

	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Texas	68	22%	22%
Florida	49	16%	14%
California	21	6%	11%
Total	138	44%	47%

Our geographic concentration has not significantly changed during the last three years ended December 31, 2018.

Segment Reporting

Our hotel investments have similar economic characteristics and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies.  Our chief operating decision maker, the Company’s Chief Executive Officer, reviews our financial information on an aggregated basis.  As a result, we have concluded that we have one reportable business segment.

Principal Components of Expenses

As more fully explained in Note 11, “Commitments and Contingencies – Hotel Management and Franchise Agreements,” our management company is responsible for the day to day operations of our hotels.  For many expenses, the manager directly contracts for the services in the capacity as a principal, and we reimburse our manager in accordance with the agreements.  We present the following expense components and only classify the fee portion of expense as management and royalty fees.  We classify all amounts owed to our manager and franchisor in accounts payable and accrued expenses.

Rooms — These expenses include hotel expenses of housekeeping, reservation systems (per our franchise agreements), room and breakfast supplies and front desk costs.

Other departmental and support — These expenses include labor and other expenses that constitute non-room operating expenses, including parking, telecommunications, on-site administrative departments, sales and marketing, loyalty program, recurring repairs and maintenance and utility expenses.

Property tax, insurance and other — These expenses consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and insurance.

Casualty (gain) loss and other, net— These expenses primarily include casualty losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane or significant casualty in excess of related insurance proceeds.

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

In December 2018, ASU 2016-02 was updated with ASU 2018-20 providing guidance for certain lessor costs paid by lessees directly to third parties as compared to those that are reimbursed to the lessor.  Costs paid to third parties directly by a lessee will be excluded from variable payments, and therefore from revenue.  Costs reimbursed by the lessee to the lessor for these same costs, however will be treated as variable payments by the lessor, and therefore included in revenue and expense.

Lessees will need to recognize on their balance sheet a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, adjusted for any initial direct costs of the lease, lease incentives or early lease payments, where applicable. For income statement purposes, the current dual classification model was retained, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line rent expense (similar to current operating leases) while finance leases will result in interest and amortization expense (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. The new standard may be adopted using a modified retrospective transition and provides for certain practical expedients. We are evaluating the impact of ASU 2016-02 on our consolidated financial statements, where we believe the primary impact as a lessee will relate to leases where we are the ground lessee.

For lessor accounting, our primary activity relates to daily hotel leases, where we would not expect the new lease standard to have a material effect on our revenue. Other lease related activity, primarily related to restaurants, cell towers and billboards, is not material.

In light of the recently issued lease standard amendment and the new practical expedients, we continue to evaluate the impact of the new leasing standard. We plan to adopt the new standard effective January 1, 2019 using the modified retrospective approach and the option of not adjusting years prior to the period of adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance primarily affects entities holding financial assets including customer related accounts receivable. In November 2018, this was further updated with the issuance of ASU 2018-19, which excludes operating leases from the scope.  Accordingly, we expect the guidance will apply to our trade receivables, notes receivable, and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for us for fiscal years, and interim periods beginning in 2020, where early adoption is permitted. Historically, credit losses have not been material to the Company. We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures but do not expect the implementation of this standard to have a material impact on our consolidated financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company accounts for its share-based payments to members of its board of directors in the same manner as share-based payments to its employees. Other than to members of our board of directors, the Company does not award share-based payments to any nonemployees. We plan to adopt the new standard effective January 1, 2019, and do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements.  While some disclosures have been removed or modified, new disclosures have been added.  The guidance is effective for us no later than January 1, 2020.  Early adoption is permitted, where the Company is permitted to early adopt the portion of the guidance regarding the removal or modification of the fair value measurement disclosures while waiting to adopt the requirement regarding additional disclosures until the effective date.  We are currently evaluating the impact of this guidance, but do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

Newly Adopted Accounting Standards

Effective January 1, 2018, we adopted the new standard for revenue accounting. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for incidental hotel revenue will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard where we recorded a net reduction to opening retained earnings of approximately $15 million, net of tax, as of January 1, 2018, which primarily related to our discontinued operations. The adoption of this standard did not have a material impact on our continuing operations.

Effective January 1, 2018, we adopted FASB ASU 2017-05, Other Gains and Losses from the Derecognition of Nonfinancial Assets which establishes guidance for the derecognition of a business, including instances in which the business is considered in substance real estate. In cases where a controlling interest in real estate is sold but a noncontrolling interest is retained, we may record a gain or loss related to both the sold and retained interests. The adoption of this standard did not have an impact on our consolidated financial statements, but depending on future transactions, may in the future.

Effective January 1, 2018, we adopted FASB ASU 2018-05, Income Taxes - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which provides guidance from the Securities and Exchange Commission (“SEC”) allowing for the recognition of provisional amounts in the financial statements as a result of the Tax Act that was signed into law in December 2017. The guidance allows for a measurement period of up to one year from the enactment date to finalize the accounting related to the Tax Act. The adoption of this standard did not have a material impact on our reported income tax expense, effective income tax rate or our consolidated financial statements.

Effective January 1, 2018 we adopted FASB ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides guidance for evaluating whether certain transactions are to be accounted for as an acquisition (or disposal) of either a business or an asset. This standard is applied on a prospective basis.  The adoption of this statement did not have a material effect on our consolidated financial statements; however we expect most of our future acquisitions to be accounted for as asset acquisitions.

From time to time, new accounting standards are issued by FASB or other standards setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently adopted or recently issued standards that are not yet effective have not or will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1, “Organization and Basis of Presentation,” LQH Parent completed the Spin-Off on May 30, 2018. As part of the Spin-Off closing, LQH Parent distributed to its stockholders all the outstanding shares of CorePoint common stock. Each holder of LQH Parent common stock received one share of CorePoint common stock for each share of LQH Parent common stock held by such holder on the record date after giving effect to the Reverse Stock Split, whereby each share of the common stock of LQH Parent (par value $0.01) was reclassified and combined into one half of a share of the common stock of LQH Parent (par value $0.02). Immediately following the Spin-Off, pursuant to the terms of the merger agreement, LQH Parent became a wholly-owned subsidiary of Wyndham Worldwide and each share of LQH Parent common stock was converted into the right to receive $16.80 per share in cash (after giving effect to the Reverse Stock Split), without interest. Wyndham Worldwide repaid $715 million of LQH Parent’s debt net of cash and set aside a reserve of $240 million for estimated taxes expected to be incurred in connection with the Spin-Off. Immediately following the Spin-Off, LQH Parent did not own any shares of any class of CorePoint outstanding common stock.

In connection with, and prior to, the Spin-Off, CorePoint entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) and several other agreements with LQH Parent.  These agreements set forth the principal transactions required to effect CorePoint’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint and LQH after completion of the Spin-Off.

Notwithstanding the legal form of the Spin-Off, for accounting and financial reporting purposes, LQH Parent is presented as being spun-off from CorePoint as a Reverse Spin. This presentation is in accordance with GAAP and is primarily a result of the relative significance of CorePoint’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Therefore, CorePoint is considered the divesting entity and treated as the accounting successor, and LQH Parent is the accounting spinnee and accounting predecessor for financial reporting purposes.

In accordance with GAAP, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of the hotel franchise and hotel management business have been segregated from the assets and liabilities related to the Company’s continuing operations and presented separately on the Company’s consolidated balance sheets as of December 31, 2017.  Additionally, our consolidated financial statement presentation was modified to be more consistent with other REIT lodging companies and reflects the results of discontinued operations.

Because the separation was a spin-off among stockholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities.  Rather, the carrying amounts of the net assets and liabilities of the Company’s former hotel franchise and hotel management accounts are removed at their historical cost with an offsetting amount to stockholders’ equity.  In connection with the Spin-Off, the Company recorded a $752 million adjustment in stockholders’ equity.  The amount recognized will be adjusted in future reporting periods as the amount recorded is preliminary pending the finalization of various items including the final determination of the tax liabilities associated with the transaction and the settlement of other remaining considerations with Wyndham Worldwide.  As these matters are finalized pursuant to the transaction agreements, the Company will record an adjustment to its assets or liabilities accounts with an offsetting amount to stockholders’ equity.  Additionally, as the Spin-Off was a taxable spin, Wyndham Worldwide reserved $240 million to cover the tax payment for the Spin-Off, fully assuming all federal and state income taxes related to the Spin-Off and period from January 1, 2018 to the Spin-Off date.  Any residual amount of the reserve in excess of the tax payment will be remitted to the Company.  Any related tax payment in excess of such reserve is the responsibility of Wyndham Worldwide with the Company responsible for either delivering to Wyndham Worldwide cash equal to the excess or issuing shares of common stock to Wyndham Worldwide in lieu of such cash payment.  Any such shares issued to Wyndham Worldwide would be subject to a registration rights agreement.  As these tax valuations are completed and the estimates are refined and finalized, the impact of the reorganization and separation from LQH on stockholders’ equity will be adjusted.

Results of Discontinued Operations

The following table summarizes the results of the hotel franchise and hotel management business which are presented as discontinued operations (in millions).

	2018	2017	2016
FRANCHISE, MANAGEMENT AND OTHER FEE BASED REVENUES	$58	$145	$135
OPERATING EXPENSES
Corporate, general, administrative and marketing	64	108	95
Depreciation and amortization	4	8	8
Total Operating Expenses	68	116	103
Operating Income (Loss)	(10)	29	32
OTHER EXPENSES:
Interest expense	(15)	(34)	(34)
Loss on extinguishment of debt	(7)	1	—
Total Other Expenses	(22)	(33)	(34)
Loss Before Income Taxes	(32)	(4)	(2)
Income tax benefit (expense), primarily current	7	3	(2)
Loss from Discontinued Operations, net of tax	$(25)	$(1)	$(4)

The following table presents the carrying amounts of the major classes of assets and liabilities of LQH Parent that were included in discontinued operations as of December 31, 2017 (in millions):

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

In connection with the Spin-Off, CorePoint made a cash payment to LQH Parent of approximately $1 billion (the “Cash Payment”) immediately prior to and as a condition of the Spin-Off.  The Cash Payment was to facilitate the repayment of a portion of LQH Parent’s existing debt.  Accordingly, concurrently with the closing of the Merger, Wyndham Worldwide repaid, or caused to be repaid, on behalf of LQH Parent, LQH Parent’s existing debt.

As permitted under GAAP, the Company has elected not to adjust the consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016 to exclude cash flows attributable to discontinued operations. As such, the following table presents selected financial information of LQH Parent included in the consolidated statements of cash flows (in millions):

	2018	2017	2016
Non-cash items included in net income (loss):
Depreciation and amortization	$4	$8	$8
Amortization of deferred costs	1	3	3
Loss on extinguishment of debt	7	—	—
Equity based compensation expense	4	9	7

Investing activities:
Capital expenditures	$11	$22	$18

NOTE 4. INVESTMENTS IN REAL ESTATE

During 2018, two hotels were sold for net proceeds of $6 million resulting in a gain on sale of $0.1 million.  During 2017, five hotels  and a restaurant parcel were sold for net proceeds of $32 million resulting in a gain on sale of $3 million. During 2016, 19 hotels were sold for net proceeds of $68 million resulting in a gain on sale of $5 million.

With the completion of our Spin-Off, we began a strategic real estate review in the fourth quarter of 2018, which resulted in shortened holding periods for many of our hotels and changed assumptions related to future operations. Due to these factors, the Company reviewed the estimated undiscounted cash flows related to our hotels during the projected holding period and recorded a non-cash impairment charge of $154 million using Level 3 fair value measurements. These Level 3 unobservable inputs for these hotels consist of internally developed cash flow models and fair value estimates that included projections of revenues, expenses and capital expenditures and market valuations based on multiples of revenue approximately ranging from 1.25x to 1.75x for hotels encumbered with a ground lease and 1.5x to 2.75x for hotels without a ground lease. These assumptions were based on trends and comparable transactions in the lodging industry; the Company’s historical data and experience; the Company’s budgets, including those prepared by our third-party hotel manager; lodging industry valuation trends; and micro- and macro-economic trends and projections. Our estimated fair values also considered factors related to our franchise and management agreements, requirements to meet certain brand standards and other potential costs to be incurred during our projected holding period.

For the year ended December 31, 2017, we determined that one of our hotels was partially impaired due to economic conditions, and we recorded a non-cash impairment charge of $1 million.

For the year ended December 31, 2016, we recorded a non-cash impairment charge totaling $104 million.  Of this amount, $80 million related to the reduced estimated holding period for approximately 50 hotels that were possible sale candidates.  Another $20 million of the 2016 impairment charge reflected our expected sale price less transaction costs for 8 hotels held for sale during 2016. The remaining $4 million of the non-cash impairment charge related to two hotels that were partially impaired due to economic conditions.

Depreciation expense related to buildings and improvements, furniture, fixtures and other equipment was $154 million, $140 million and $139 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

We have pledged substantially all of our hotels as collateral for the CMBS Loan Agreement (as defined in Note 6 “Debt”).

NOTE 5. OTHER ASSETS

The following table presents other assets as of December 31, 2018 and 2017 (in millions):

	2018	2017

Lender and other escrows	$20	$—
Prepaid expenses	6	12
Intangible assets, net	5	5
Federal and state tax receivables	4	—
Assets held for sale	3	9
Other assets, primarily hotel supplies	16	6
Total other assets	$54	$32

Assets held for sale as of December 31, 2018 represent one hotel.  Assets held for sale as of December 31, 2017 represent three hotels.

As required by the CMBS Loan Agreement, we entered into an interest rate cap agreement on May 30, 2018 with a notional amount of $1.035 billion and a one-month London Interbank Offering Rate (“LIBOR”) interest rate cap of 3.25% that expires on July 15, 2020 (the “Interest Rate Cap Agreement”).  The Interest Rate Cap Agreement is for a period equal to the existing term of the CMBS Facility (as defined in Note 6 “Debt”) and has a notional amount equal to or greater than the then outstanding principal balance of the CMBS Facility.  The Company did not designate the interest rate cap as a hedge.

NOTE 6. DEBT

The following table presents the carrying amount of our debt as of December 31, 2018, and 2017 (in millions):

	2018	2017	Interest Rate as of December 31, 2018 (1)	Maturity Date

CMBS Facility	$1,035	$—	One-month LIBOR + 2.75%	2020	(2)
Revolving Facility	—	—	One-month LIBOR + 4.50%	2020	(3)
Term Facility	—	1,003	N/A	N/A
	1,035	1,003
Less deferred debt issuance costs and original issue discount	(21)	(11)
Total debt, net	$1,014	$992

(1)	One-month LIBOR at December 31, 2018 was 2.52%.
(2)	After maturity in 2020, includes five one-year extension options at the Company’s option, subject to certain conditions.
(3)	After maturity in 2020, includes one one-year extension option at the Company’s option, subject to certain conditions.

Term Facility and Extinguishment of Debt

In connection with the Spin-Off and Merger, on May 30, 2018, we entered into the CMBS Loan Agreement and used the proceeds to repay and discharge existing loans (“Term Facility”).  During the year ended December 31, 2018, we recorded a $10 million loss related to the extinguishment of the Term Facility.  The loss primarily included the write-off of unamortized debt issuance costs and original issuance discount.

The interest rate for the Term Facility from January 1, 2017 to March 6, 2018 was LIBOR plus 2.75% and for the period from March 7, 2018 to May 30, 2018 was LIBOR plus 3.0%.

CMBS Facility

On May 30, 2018, certain indirect wholly-owned subsidiaries of CorePoint (collectively, the “CorePoint CMBS Borrower”), TRS and CorePoint Operating Partnership L.P. (“CorePoint OP”) entered into a loan agreement (the “CMBS Loan Agreement”), pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for 307 owned and ground leased hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”).  The proceeds from the CMBS Facility were used to facilitate the repayment of part of LQH Parent’s existing debt.  In addition, simultaneously with the closing of the Merger, Wyndham repaid, or caused to be repaid, the Term Facility.

The CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR and (ii) 2.75% per annum for the first five years of the term, 2.90% for the sixth year of the term and 3.00% for the seventh year of the term.  Interest is generally payable monthly.  In addition, in connection with the Spin-Off, we incurred additional interest expense of $2 million related to the securitization of the debt.

The CMBS Facility has an initial term of two years, with five one-year extension options, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set for in the CMBS Loan Agreement.  No regular principal payments are due prior to the scheduled or extended maturity date.  The CMBS Facility is pre-payable in whole or in part subject to payment of (i) all accrued interest through the end of the applicable accrual period and (ii) prior to the payment date in December 2019 a spread maintenance premium and in certain cases third party LIBOR breakage costs.  Notwithstanding the above, the CorePoint CMBS Borrower is permitted to repay the CMBS Facility by an amount not to exceed 20% of the original principal balance of the CMBS Facility, in the aggregate without payment of any spread maintenance premium and the spread maintenance premium for prepayments after the payment date in November 2019 will be zero.

The Company may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lessor of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement and (y) the lesser of (i) the full net proceeds from the sale of the property received by the Company and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect the Company’s ability to sell properties or restrict the use of sales proceeds only to prepayment of the CMBS Facility.

The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default including, amount other things, guarantees for certain lender losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings.  As of December 31, 2018, the Company was in compliance with these covenants.

At the closing of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account approximately $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs.  In addition, the CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts during the continuation of an event of default under the loan or if and while the Debt Yield falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters.  During such an event, the lender will use the funds to pay all monthly amounts due under the CMBS Facility loan documents including, but not limited to, required ongoing reserves, debt service and fees for the CMBS Facility and Revolving Facility and property operating expenses.  Any remaining funds after the payment of such expenses will be held under the control of the Lender in an excess cash flow account and such amounts will not be available to the CorePoint CMBS Borrower until such events are cured, except that, if no event of default is continuing and there is no bankruptcy event with respect to the CorePoint CMBS Borrower, the Lender will make such funds available to the CorePoint CMBS Borrower for the payment of certain expenses, including, among other things, various operating expenses and dividends, and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower.  As of December 31, 2018, the Company was in compliance with these covenants.

Revolving Facility

On May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP, and CorePoint OP entered into the Revolver Credit Agreement providing for the $150 million Revolving Facility (“Revolving Facility”).  The Revolving Facility will mature on May 30, 2020, with our election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility will be extended to a date no earlier than the maturity of the Revolving Facility.  Upon consummation of the Spin-Off, $25 million was drawn on the Revolving Facility and repaid on August 3, 2018.  As of December 31, 2018, no amounts were outstanding under the Revolving Facility and the entire $150 million was available to be drawn by us.

Interest under the Revolving Facility will be, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 3.5% or a LIBOR rate plus a margin of 4.5%.  With respect to base rate loans, interest will be payable at the end of each quarter.  With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly.  Additionally, there is a commitment fee payable at the end of each quarter equal to 0.5% of unused commitments under the Revolving Facility and customary letter of credit fees.

The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults.  The most restrictive of these are a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, as defined, and tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility.  As of December 31, 2018, the Company was in compliance with these covenants.

The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interest in any CorePoint CMBS Borrower (collectively the “Revolver Subsidiary Guarantors”).  The CorePoint Revolver Borrower’s obligations under the Revolving Facility and any hedging or cash management obligations are secured by (i) a perfected first-lien pledge of all equity interests in the CorePoint Revolver Borrower, and all equity interests in any Revolver Subsidiary Guarantor and, subject to certain exceptions, all equity interests in certain CorePoint CMBS Borrowers and (ii) a perfected first-priority security interest in the CorePoint Revolver Borrower’s conditional controlled deposit account.

NOTE 7. PREFERRED STOCK

In connection with LQH’s internal reorganization prior to the Spin-Off, the Company issued 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to a wholly-owned subsidiary of LQH Parent for cash of $15 million.  LQH, through its subsidiary, privately sold all of the Series A Preferred Stock to an unrelated third-party investor immediately prior to the completion of the Spin-Off.

On May 30, 2018, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary (as amended and supplemented, the “Articles Supplementary”) regarding certain rights of the shares of the Series A Preferred Stock.  The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon.  As of and for the year ended December 31, 2018, we pay a cash dividend on the Series A Preferred Stock equal to 13% per annum, payable quarterly.  If either our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and not been cured) with respect to the Series A Preferred Stock, we will be required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum.  Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock.  As of December 31, 2018, none of these ratios have been exceeded and we have not triggered any of the events that would result in an increased dividend rate.

The Series A Preferred Stock are senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company.

The Series A Preferred Stock is mandatorily redeemable by us in 2028, upon the tenth anniversary of the date of issuance.  Beginning in 2025, upon the seventh anniversary of the issuance of the Series A Preferred Stock, we may redeem the outstanding Series A Preferred Stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends.  The holders of the Series A Preferred Stock may also require us to redeem the Series A Preferred Stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon (and a premium if the change of control occurs prior to the seventh anniversary of the issuance of the Series A Preferred Stock).  Due to the fact that the Series A Preferred Stock is mandatorily redeemable by us, they are classified as a liability on our consolidated balance sheet, and dividends on these preferred shares are classified as interest expense in our consolidated statements of operations.

Holders of the Series A Preferred Stock generally have no voting rights.  However the Articles Supplementary provide that, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock.  Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock.  If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock or following a change of control, the holders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable.

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses include the following as of December 31, 2018 and 2017 (in millions):

	2018	2017

Due to hotel manager	$44	$—
Real estate taxes	23	21
Sales and occupancy taxes	8	8
Interest	3	9
Other accounts payable and accrued expenses	21	27
Total accounts payable and accrued expenses	$99	$65

NOTE 9. FAIR VALUE MEASUREMENTS

Our only fair value measurement on a recurring basis relates to our interest rate cap, which is classified within other assets. As of December 31, 2018, the fair value was $0.2 million, determined as Level 2 under the fair value hierarchy. During 2018, we recorded interest expense of $1 million related to the change in fair value of the interest rate cap.

Our only asset or liability measured at fair value on a nonrecurring basis relates to non-cash impairment charges and reductions in the fair value of certain of our real estate investment assets. These impairment charges relate to real estate investments and assets held for sale. The inputs used to calculate the fair values were all Level 3 inputs and included projected cash flows and valuation metrics that management estimated would be used by a market participant in valuing these real estate assets. The real estate impairment losses were related to changes in management’s estimate of the intended holding periods or related to dispositions of a hotel. See Note 4, “Investments in Real Estate.” The assets held for sale were measured at the time the assets were placed into held for sale.  When the asset is eventually sold, any additional net proceeds are recorded as gain or loss on sale.

The amount of the recorded fair value for each year for real estate and assets held for sale and the related impairment charges by year were as follows (in millions):

Year Ended December 31,	Fair Value of Real Estate After Impairment	Real Estate Impairment Charge	Fair Value of Assets Held for Sale	Assets Held For Sale Impairment Charge

2018	$161	$154	$—	$—
2017	$—	$—	$9	$1
2016	$235	$97	$29	$7

For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of December 31, 2018 and 2017 (in millions):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt - CMBS Facility(1)(2)	$1,035	$1,035	$—	$—
Debt - Term Facility(1)(3)	—	—	1,003	1,007
Mandatorily redeemable preferred shares(1)	15	15	—	—

(1)Classified as Level 3 under the fair value hierarchy.

(2)	Carrying amount excludes deferred debt issuance costs of $21 million as of December 31, 2018.
(3)	Carrying amount excludes deferred debt issuance costs and original issue discount of $11 million as of December 31, 2017.

We believe the carrying amounts of our cash and cash equivalents and lender and other escrows approximate fair value as of December 31, 2018, and December 31, 2017, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances.

We estimate the fair value of our debt and mandatorily redeemable preferred stock by using discounted cash flow analysis based on current market inputs for similar types of arrangements. As these instruments predominantly have interest rates set by floating rates and due to the recent issuance of the instruments, we have estimated that the contractual interest rates approximate their market rate.  Fluctuations in these assumptions will result in different estimates of fair value.

NOTE 10. RELATED PARTY TRANSACTIONS

LQH Parent

As discussed in Note 3, “Discontinued Operations,” CorePoint entered into the Separation and Distribution Agreement in January 2018 and entered into several other agreements with LQH Parent prior to the consummation of the Spin-Off.  These agreements set forth the principal transactions required to effect CorePoint’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint, LQH and Wyndham Worldwide after completion of the Spin-Off.  These agreements also include arrangements with respect to transitional services to be provided by LQH Parent to CorePoint.  In addition, prior to the Spin-Off, CorePoint entered into agreements, including long-term hotel management and franchise agreements for each of its hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off.

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

Prior to the Spin-Off and in connection with LQH’s internal reorganization, the Company issued 15,000 shares of Series A Preferred Stock to a wholly-owned subsidiary of LQH Parent for cash of $15 million.  Immediately prior to the completion of the Spin-Off, LQH sold the Series A Preferred Stock to an unrelated third-party investor.  The Company did not participate in the sale and no dividends were paid to LQH Parent prior to their sale.

Other Related Parties

Prior to April 14, 2014, LQH and predecessor entities were owned and controlled by The Blackstone Group L.P. and its affiliates (collectively, “Blackstone”).  Subsequent to April 14, 2014, Blackstone has owned a noncontrolling ownership interest.  For the three years ended December 31, 2018, Blackstone’s beneficial ownership of our shares of common stock outstanding was approximately 30%.

In connection with the Spin-Off and prior to securitization of the CMBS Facility, approximately $518 million of the aggregate principal amount of our debt was held by Blackstone.  During the third quarter of 2018 Blackstone contributed the $518 million loan to a single asset securitization vehicle and invested in a $99 million subordinate risk retention interest issued by such securitization vehicle.  Blackstone was paid all of its share of interest through the securitization date and additional interest as part of the closing of the Spin-Off. Total interest payments made to Blackstone for the year ended December 31, 2018 were approximately $6 million.

As of December 31, 2017, approximately $82 million of the aggregate principal amount of LQH’s Term Facility was held by Blackstone.  In connection with the consummation of the Merger on May 30, 2018, all outstanding amounts under LQH’s Term Facility were repaid in full.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The amounts paid for these products and services were approximately $1 million, $3 million, and $5 million during the years ended December 31, 2018, 2017, and 2016, respectively.  Subsequent to the Spin-Off, these products and services are contracted independently by our hotel manager and are not included in the amounts above.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Hotel Management and Franchising Agreements

Management Fees

On May 30, 2018, the Company entered into separate hotel management agreements with LQ Management L.L.C. (“LQM), whereby we pay a fee equal to 5% of total gross revenues, as defined. The term of the management agreements is 20 years, subject to two renewals of five years each, at LQM’s option.  There are penalties for early termination.

LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels.  LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels.  We have consultative and limited approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.  We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, including payroll costs for certain employees, general liability insurance and other costs that the manager incurs to operate the hotels.

For the period from May 30, 2018 to December 31, 2018, our management fee expense was $26 million.

Royalty Fees

On May 30, 2018, we entered into separate hotel franchise agreements with La Quinta Franchising LLC (“LQ Franchising”).  As of December 31, 2018, 314 of our franchise agreements were with LQ Franchising. Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels.  The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel.  In return, we are required to operate franchised hotels consistent with the applicable brand standards.

Our franchise agreements require that we pay a 5% royalty fee on gross room revenue.  The term of the franchise agreements is through 2038, subject to one renewal of ten years, at the franchisor’s option.  There are penalties for early termination.

In addition to the royalty fee, the franchising agreements include a reservation fee of 2% of gross room revenues, a marketing fee of 2.5% of gross room revenues, a loyalty program fee of 5% of eligible room night revenue, and other miscellaneous ancillary fees.  Reservation fees are included within room expense in the accompanying consolidated statements of operations.  The marketing fee and loyalty program fees are included within other departmental and support in the accompanying consolidated statements of operations.

For the period from May 30, 2018 to December 31, 2018 the aggregate of all the franchise agreement fees was $68 million, of which royalty fees were $26 million.

Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging and $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of December 31, 2018, no such notices have been received; however, approximately 63% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program.  As of December 31, 2018, $15 million was held in lender escrows related to these requirements.

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

Additionally, as the Spin-Off was a taxable spin, Wyndham Worldwide reserved $240 million to cover their potential tax payments related to the Spin-Off.  Any amount of the reserve related to the spin tax payment will be remitted to the Company and result in an increase to stockholders’ equity.  Any related tax payment in excess of the reserve is the responsibility of Wyndham Worldwide with the Company obligated to deliver to Wyndham Worldwide either cash equal to the excess or common stock based on the excess payment amount and the current fair value of the Company’s common stock.  As the income tax returns for the year ended 2017 were recently filed and the short period return to the Spin-Off Date has not yet been filed, which along with other supporting in-process schedules would serve as the basis for determining the final spin tax payment, the final determination of the reserve amount is not known.  However, we believe the eventual resolution of the reserve amount will not be material to the Company’s consolidated financial condition.  Any adjustment related to the settlement of the reserve, including the issuance of the Company’s common stock, would result in an adjustment to stockholders’ equity.

We are subject to regular audits by federal and state tax authorities related to prior periods, which may result in additional tax liabilities. The Internal Revenue Service (the “IRS”) is currently auditing one of our former LQH REITs and one of our former LQH TRSs, in each case for the tax years ended December 31, 2010 and 2011.  As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham Worldwide or any other parties.  On July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the internal rent charged for these periods under the lease of hotel properties from the REIT to our consolidated taxable REIT subsidiary exceeded an arm’s length rent. An appeal of this proposed imposition of tax was filed with IRS Appeals in August 2014. In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development.  There has been no substantive activity on these audits since that date.

We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we could owe additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the price of our common stock. Such adjustments could also give rise to additional state income taxes.

On November 25, 2014, we were notified that the IRS intended to examine the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013.  As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham Worldwide or any other parties.  On August 8, 2017, the IRS issued a 30-Day Letter, in which it proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon examination. Accordingly, as of December 31, 2018, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination.

Purchase Commitments

As of December 31, 2018, we have approximately $25 million of purchase commitments related to certain continuing redevelopment, renovation and improvement projects.

Lessee Commitments

For certain of our hotel properties we have entered into ground lease arrangements as a lessee. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses.  The initial base terms for these leases are generally in excess of 25 years. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts. Including the renewal options, theses leases extend for varying periods through 2096.  We consider the reset base rents at such renewals as the future minimum rental payment.

Our other leases primarily relate to our corporate office, all of which are operating leases.

As of December 31, 2018, approximate future minimum non-cancellable payments for all our operating leases are as following (in millions):

Year ending December 31,	Operating ground lease commitments

2019	$3
2020	3
2021	3
2022	2
2023	2
Thereafter	98
$111

For the year ended December 31, 2018, total rent expense for ground leases included in property tax, insurance and other expenses in our consolidated statement of operations was approximately $5 million, of which $1 million related to contingent rents.  For the year ended December 31, 2017, total rent expense was approximately $5 million, of which $1 million related to contingent rents. For the year ended December 31, 2016, total rent expense was approximately $5 million, of which $1 million related to contingent rents.

NOTE 12. INCOME TAXES

Subsequent to the Spin-Off, to qualify as a REIT, the Company must meet a number of organizational, operational and distribution requirements.  As a REIT, the Company is generally not subject to federal corporate income taxes on the portion of its net income that is currently distributed to its stockholders.  To the extent the Company does not distribute 100% of its taxable income for any year in which it has elected REIT status, the Company will be subject to income tax on the undistributed taxable income.  It is the Company’s current intention to adhere to these and all other applicable requirements and maintain the Company’s qualification for taxation as a REIT, including the requirement to distribute its taxable income.  If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four taxable years subsequent to the year of an uncured REIT qualification failure.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities managed through the Company’s TRSs is subject to federal, state and local income taxes at normal corporate rates.

For financial reporting purposes, the consolidated income tax expense is based on consolidated reported financial accounting income or loss before income taxes. The components of our income tax provision (benefit) from continuing operations are as follows (in millions):

	For the years ended December 31,
	2018	2017	2016
Current provision:
Federal	$181	$3	$8
State	46	3	2
Total current provision	227	6	10
Deferred benefit:
Federal	(168)	(115)	(7)
State	(38)	—	(5)
Total deferred benefit	(206)	(115)	(12)
Total provision (benefit) for income taxes	$21	$(109)	$(2)

From January 1, 2018 to May 30, 2018 (the date of the Spin-Off) all of the taxable income from operations (both continuing and discontinued operations) and the tax gain from the Spin-Off will be included in the consolidated U.S. federal and state income tax returns of LQH and LQH will be responsible for their payment. However, in accordance with GAAP, the Company’s 2018 current portion of income tax expense from continuing operations includes the income tax expense related to the taxable nature of the Spin-Off, which represents substantially all of our current portion tax expense from continuing operations. The Company’s 2018 deferred tax benefit is primarily associated with the reversal of the net deferred tax liabilities resulting from the taxable gain associated with the Spin-Off transaction.

Due to the Tax Act enacted in December 2017, our deferred tax assets and liabilities were re-measured from 35% to 21%, resulting in a 2017 net deferred tax benefit and a reduction to deferred tax liabilities and assets of approximately $132 million. In applying ASU 2018-05 Income Taxes, we did not record any adjustments in 2018 related to our 2017 income tax expense.

The significant components of our deferred tax assets and liabilities as of December 31, 2018 and 2017 (December 31, 2017 includes continuing and discontinued operations) are as follows (in millions):

	2018	2017
Deferred Tax Assets
Net Operating Losses	$—	$6
Insurance Accruals	1	6
Tax Credits	—	9
Intangibles	—	6
Allowance for Doubtful Accounts	—	1
Compensation Accruals	—	9
Other	—	1
Total deferred tax assets	1	38
Less: Valuation Allowance	—	(5)
Total deferred tax assets, net of valuation allowance	1	33
Deferred Tax Liabilities
Real Estate, net	(4)	(220)
Trademark	—	(40)
Returns Club	—	(1)
Cancellation of Debt Income	—	(2)
Linens, uniforms and supplies	(4)	(3)
Deferred Tax Liabilities	(8)	(266)
Net Deferred Tax Liabilities	$(7)	$(233)

The net deferred tax liabilities from continuing operations for the year ended December 31, 2018 and 2017 were $7 million and $213 million, respectively. Net deferred tax liabilities include $20 million of net deferred tax liabilities associated with discontinued operations as of December 31, 2017. Due to the Tax Act (which was enacted in December 2017), our U.S. federal deferred tax assets and liabilities as of December 31, 2017 were re-measured from 35% to 21%, resulting in a deferred tax benefit in the amount of $132 million of which $4 million is attributable to the change in valuation allowance as of December 31, 2017.

As of December 31, 2018, we do not have any material federal or state income tax credits or net operating loss carryforwards.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following items for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Statutory U.S. federal income tax provision (benefit)	$(45)	$15	$—
State income tax, net of U.S. federal tax benefit	2	3	(1)
REIT operations not subject to tax	43	—	—
Impact of Spin-Off	15	—	—
Write-off of NOL	5	—	—
Nondeductible restructuring costs	7	5	—
Tax credits	—	(1)	(1)
Effects of the Tax Cuts and Jobs Acts	1	(128)	—
Change in valuation allowance	(5)	(4)	—
Other	(2)	1	—
Income tax expense (benefit)	$21	$(109)	$(2)

The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions. The Company has open tax years back to 2010. We utilize our available tax attributes at the federal and state levels to the extent allowed by applicable law. The Company anticipates that it is reasonably possible a state may challenge our use of certain state tax benefits, although we believe any proposed adjustment pertaining to the use of those state tax benefits would not result in a material change to our financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	2018	2017	2016
Unrecognized tax benefits, beginning of the year	$3	$3	$3
Gross decrease in unrecognized tax positions in the current year	(3)	—	—
Unrecognized tax benefits, end of the year	$—	$3	$3

At December 31, 2018, there were no remaining unrecognized tax benefits as a result of the Spin-Off.

For federal income tax purposes, the cash distributions to common stockholders are characterized as follows for the year ended December 31, 2018:

Ordinary income	50%
Return of capital	50%
100%

There were no distributions to common stockholders for the years ended December 31, 2017 and 2016.

NOTE 13. REVENUE

Our primary revenue source is the daily rental of our hotel rooms, which are accounted for as operating leases. No single tenant or customer represented more than 10% of the Company’s total revenue from continuing operations for the years ended December 31, 2018, 2017 and 2016. Substantially all of our revenues are derived in the United States. For the year ended December 31, 2018, revenues from the rental of our hotel rooms accounted for 98% of our total revenues.

In addition to hotel operations, we also act as lessor, leasing portions of our real estate to third parties, primarily as restaurants, but to a lesser extent conference and banquet halls, billboards and cell phone towers. These leases are accounted for as operating leases and mature on various dates through 2039. The leases generally provide for minimum and contingent rental income based on a percentage of the lessee’s annual sales in excess of stipulated amounts.

As of December 31, 2018, approximate future minimum rental income to be received under non-cancelable operating leases, in excess of one-year, is as follows (in millions):

Year ending December 31,	Operating lease income

2019	$3
2020	3
2021	2
2022	1
2023	1
Thereafter	2
$12

For the year ended December 31, 2018, total rental revenue related to these non-cancelable leases was approximately $4 million, of which $0.4 million related to contingent rents. For the year ended December 31, 2017, total rental revenue was approximately $4.0 million, of which $0.4 million related to contingent rents. For the year ended December 31, 2016, total rental revenue was approximately $4.0 million, of which $0.5 million related to contingent rents. Rental revenue is included within other hotel revenues in the accompanying consolidated statement of operations.

The remaining portion of our revenues consist of incidental support of our hotel operations, primarily mini mart sales, parking fees, conference rentals, food sales and merchandise sales.

NOTE 14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents the supplemental cash flow information for the years ended December 31, 2018, 2017 and 2016 (in millions):

	For the Year Ended December 31,
	2018	2017	2016

Supplemental cash flow information:
Interest paid during the period	$81	$77	$77
Income taxes paid during the period, net of refunds	$7	$22	$10
Supplemental non-cash disclosure:
Capital expenditures included in accounts payable	$9	$14	$6
Cash flow hedge adjustment, net of tax	$1	$5	$1
Casualty receivable related to real estate	$10	$23	$4
Dividends payable on common stock	$12	$—	$—

See Note 3. “Discontinued Operations” for additional information on supplemental disclosures of cash flow information related to discontinued operations.

NOTE 15. EQUITY-BASED COMPENSATION

Our 2018 Omnibus Incentive Plan (the “Plan”) authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards.  A total of 8 million shares of common stock has been authorized for issuance under the Plan and 7 million shares of common stock are available for issuance as of December 31, 2018.  As of December 31, 2018, we have outstanding time-based RSUs and RSAs, where the award vests over time and is not subject to future performance targets and accordingly, are initially recorded at the current market price at the time of grant.  These time-based awards vest according to each agreement, either in equal increments over the vesting period or at the end of the vesting period (generally three to four years with acceleration in the event of certain defined events), as long as the employee remains employed with the Company.

During the years ended December 31, 2017 and 2016, the Company issued time-based restricted stock and restricted units to certain employees and independent directors, which typically vest over one to three years.  Additionally, the Company issued performance-based stock awards to certain employees with performance periods of three years.

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

For each of the years ended December 31, 2018, 2017, and 2016, we recognized $7 million of equity-based compensation expense in continuing operations.  For the years ended December 31, 2018, 2017, and 2016, we recognized $4 million, $9 million and $7 million, respectively, of equity-based compensation expense in discontinued operations.

The following table summarizes the RSAs and RSUs granted, vested (including units used to satisfy employee income tax withholding), forfeited and unvested as of December 31, 2018, which represent our equity-based compensation activity inclusive of and post completion of our Spin-Off:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	560,015	$26.29
Granted	723,123	27.39
Conversion of the performance units upon completion of the Spin-Off	423,510	27.92
Vested	(781,293)	27.22
Forfeited	(26,663)	26.99
Unvested and outstanding at December 31, 2018	898,692	$27.14

The amount of unvested RSA and RSU shares as of December 31, 2018 were 884,068 and 14,624 respectively.  RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings per share.

NOTE 16. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. Dilutive securities include equity-based awards issued under long-term incentive plans, as discussed in Note 15, “Equity-Based Compensation.”

As described in Note 1, “Organization and Basis of Presentation,” on May 30, 2018, LQH Parent stockholders of record as of May 18, 2018, received one share of CorePoint common stock for each share of LQH Parent common stock held after giving effect to the Reverse Stock Split.  Basic and diluted net income (loss) per share for the three years ended December 31, 2018 is calculated using the weighted average number of basic, dilutive and anti-dilutive common shares outstanding during the periods, as adjusted for the one-to-two distribution ratio.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except per share data):

	For the Years Ended December 31,
	2018	2017	2016

Numerator:
Income (loss) from Continuing Operations, net of tax	$(237)	$153	$3
Loss on Discontinued Operations, net of tax	(25)	(1)	(4)
Net income (loss) attributable to CorePoint Lodging stockholders	$(262)	$152	$(1)
Denominator:
Weighted average number of shares outstanding, basic	58.4	58.0	59.1
Weighted average number of shares outstanding, diluted	58.4	58.3	59.1

Basic earnings (loss) per share from continuing operations	$(4.04)	$2.63	$0.04
Basic earnings (loss) per share from discontinued operations	(0.43)	(0.01)	(0.06)
Basic earnings (loss) per share	$(4.47)	$2.62	$(0.02)

Diluted earnings (loss) per share from continuing operations	$(4.04)	$2.62	$0.04
Diluted earnings (loss) per share from discontinued operations	(0.43)	(0.02)	(0.06)
Diluted earnings (loss) per share	$(4.47)	$2.60	$(0.02)

The earnings per share amounts are calculated using unrounded amounts and shares which result in differences in rounding of the presented per share amounts.

NOTE 17.  SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

On November 5, 2018, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the fourth quarter of 2018.  The fourth quarter dividend was paid on January 15, 2019 to stockholders of record as of December 31, 2018.

On March 21, 2019, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the first quarter of 2019.  The first quarter dividend will be paid on April 15, 2019 to stockholders of record as of April 2, 2019.  All future dividends will  be at the sole discretion of CorePoint’s board of directors.

NOTE 18. QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2018 and 2017 (in millions, except per share data):

	2018 Quarters Ended
	March 31	June 30	September 30	December 31

Total Revenues	$196	$233	$234	$199
Operating income (loss)	2	(2)	7	(164)
Income (loss) from Continuing Operations, net of tax	(10)	(28)	(13)	(186)
Income (loss) from Discontinued Operations, net of tax	(5)	(20)	—	—
Net income (loss) attributable to CorePoint Lodging stockholders	(15)	(48)	(13)	(186)
Basic loss per share:
Continuing operations	$(0.17)	$(0.48)	$(0.22)	$(3.17)
Discontinued operations	(0.09)	(0.34)	—	—
Basic loss per share	$(0.26)	$(0.82)	$(0.22)	$(3.17)
Diluted loss per share:
Continuing operations	$(0.17)	$(0.48)	$(0.22)	$(3.17)
Discontinued operations	(0.09)	(0.34)	—	—
Diluted loss per share	$(0.26)	$(0.82)	$(0.22)	$(3.17)
Common stock dividend declared per share	$—	$—	$ 0.267	$0.20

	2017 Quarters Ended
	March 31	June 30	September 30	December 31

Total Revenues	$204	$225	$227	$180
Operating (loss) income	22	45	29	(4)
Income from Continuing Operations, net of tax	6	19	10	118
Income (loss) from Discontinued Operations, net of tax	(4)	(2)	3	2
Net income attributable to CorePoint Lodging stockholders	2	17	13	120
Basic earnings (loss) per share:
Continuing operations	$0.10	$0.32	$0.16	$2.04
Discontinued operations	(0.08)	(0.03)	0.06	0.03
Basic earnings per share	$0.02	$0.29	$0.22	$2.08
Diluted earnings (loss) per share:
Continuing operations	$0.10	$0.32	$0.16	$2.03
Discontinued operations	(0.08)	(0.03)	0.06	0.03
Diluted earnings per share	$0.02	$0.29	$0.22	$2.06

Earnings per share includes the retroactive adjustments resulting from the Reverse Stock Split for all periods.

CorePoint Lodging Inc

Real Estate and Accumulated Depreciation

Schedule III
December 31, 2018

(in millions)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)	Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
El Paso - Cielo Vista	TX	(5)	$1.0	$2.3	$4.7	$(1.1)	$5.9	$(2.9)	1988	2006	(4)
Charlotte - Airport South	NC	(6)	3.8	0.7	6.0	2.3	9.0	(3.8)	1998	2006	(4)
Atlanta - Perimeter / Medical Center	GA	(6)	4.8	4.6	9.2	6.5	20.3	(5.6)	1998	2006	(4)
Fremont / Silicon Valley	CA	(6)	11.9	3.3	2.4	2.6	8.3	(2.7)	1999	2006	(4)
Ontario - Airport	CA	(6)	7.4	9.0	13.9	3.5	26.4	(6.3)	1998	2006	(4)
Orlando - Airport North	FL	(6)	7.2	6.5	11.4	4.5	22.4	(5.7)	1998	2006	(4)
Greenville - Haywood Road	SC	(6)	6.9	1.0	7.5	3.0	11.5	(4.4)	1999	2006	(4)
Las Vegas - Summerlin Tech Center	NV	(6)	7.1	5.3	10.3	4.7	20.3	(5.2)	1999	2006	(4)
Atlanta Ballpark / Galleria	GA	(6)	6.5	3.6	8.8	3.1	15.5	(5.2)	1997	2006	(4)
Memphis - Primacy Parkway	TN	(6)	1.6	2.3	9.8	(5.4)	6.7	(2.1)	1998	2006	(4)
Austin - Southwest	TX	(6)	6.8	13.5	4.8	2.0	20.3	(3.1)	1997	2006	(4)
Houston - Bush IAH South	TX	(6)	1.6	2.8	9.2	(5.5)	6.5	(1.2)	1999	2006	(4)
Oklahoma City - Northwest Expressway	OK	(6)	2.4	2.0	8.7	5.1	15.8	(4.8)	1999	2006	(4)
Orlando - University of Central Florida	FL	(6)	3.3	5.5	10.0	4.0	19.5	(4.4)	1999	2006	(4)
Winston - Salem	NC	(6)	3.7	5.8	9.4	2.1	17.3	(5.0)	1999	2006	(4)
Orlando I-Drive / Convention Center	FL	(6)	2.9	6.3	13.5	1.7	21.5	(5.7)	1999	2006	(4)
University Area Chapel Hill	NC	(6)	4.0	3.1	10.4	3.1	16.6	(5.3)	1999	2006	(4)
Raleigh / Durham Southpoint	NC	(6)	2.7	0.9	7.1	3.5	11.5	(5.4)	1999	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)		Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
Austin - Airport	TX	(6)	6.0	2.5		9.7	7.1	19.3	(5.5)	1999	2006	(4)
Greensboro	NC	(6)	3.9	4.0		9.2	2.0	15.2	(4.8)	1999	2006	(4)
Lafayette - North	LA	(5)	1.2	2.1		5.7	(4.7)	3.1	(1.4)	1969	2006	(4)
El Paso - East Lomaland	TX	(5)	1.5	1.1		6.4	1.5	9.0	(6.4)	1980	2006	(4)
Odessa	TX	(5)	4.5	0.7		6.3	2.7	9.7	(6.6)	1981	2006	(4)
Amarillo - Airport	TX	(5)	1.2	1.2		6.3	(4.5)	3.0	(0.8)	1983	2006	(4)
Midland - Wall Street	TX	(5)	4.9	0.4		7.1	2.8	10.3	(5.9)	1983	2006	(4)
Tyler	TX	(5)	1.0	2.8		6.9	(6.4)	3.3	(1.0)	1983	2006	(4)
Farmington	NM	(5)	1.6	1.0		5.9	0.9	7.8	(4.4)	1983	2006	(4)
Corpus Christi - South	TX	(5)	2.7	2.3		6.5	(5.2)	3.6	(0.6)	1983	2006	(4)
Austin South / I-35	TX	(5)	2.2	1.9		6.3	1.4	9.6	(5.0)	1983	2006	(4)
San Antonio - Riverwalk	TX	(6)	21.5	14.2	(2)	17.9	6.9	39.0	(9.1)	2005	2006	(4)
Laredo - I-35	TX	(5)	3.2	1.8		4.6	2.9	9.3	(6.3)	1969	2006	(4)
El Paso - Airport	TX	(5)	2.1	3.3		5.2	2.2	10.7	(6.5)	1969	2006	(4)
New Orleans Causeway	LA	(5)	0.9	-	(2)	3.2	2.0	5.2	(4.5)	1970	2006	(4)
San Antonio - South	TX	(5)	1.2	1.9		4.4	2.5	8.8	(5.9)	1970	2006	(4)
Waco University	TX	(8)	-	2.1		4.2	(4.5)	1.8	-	N/A	2006	(4)
Dallas - Uptown	TX	(5)	2.2	5.4		1.5	2.5	9.4	(2.9)	1971	2006	(4)
Wichita Falls Event Center North	TX	(5)	1.6	1.9		5.9	2.3	10.1	(7.3)	1973	2006	(4)
Denver - Cherry Creek	CO	(5)	4.3	4.4		4.0	3.3	11.7	(5.7)	1974	2006	(4)
Dallas - DFW Airport South / Irving	TX	(6)	7.0	0.6		5.8	2.5	8.9	(3.5)	2002	2006	(4)
Lubbock - Downtown Civic Center	TX	(5)	1.4	0.5		6.9	2.1	9.5	(8.3)	1976	2006	(4)
Austin - Oltorf	TX	(5)	2.3	6.5		3.8	1.5	11.8	(5.1)	1975	2006	(4)
San Antonio - Lackland	TX	(5)	2.7	0.7		6.0	3.0	9.7	(8.0)	1975	2006	(4)
Killeen - Fort Hood	TX	(5)	1.8	1.4		6.1	2.3	9.8	(7.2)	1976	2006	(4)
Clute - Lake Jackson	TX	(5)	2.4	0.4		5.2	2.1	7.7	(5.5)	1977	2006	(4)
Austin - University Area	TX	(5)	1.7	1.9		6.1	2.0	10.0	(6.2)	1977	2006	(4)
Indianapolis - Airport Lynhurst	IN	(5)	1.3	1.3		7.2	1.5	10.0	(7.1)	1980	2006	(4)
Tallahassee - North	FL	(5)	2.7	3.0		9.1	2.6	14.7	(9.1)	1979	2006	(4)
College Station	TX	(5)	3.3	1.0		9.9	2.8	13.7	(10.1)	1980	2006	(4)
Costa Mesa Orange County	CA	(5)	4.4	7.5		6.2	2.3	16.0	(6.7)	1980	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)		Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
Abilene	TX	(5)	1.3	0.8		5.4	1.4	7.6	(5.4)	1979	2006	(4)
Reno	NV	(5)	4.0	1.4		7.3	1.5	10.2	(7.1)	1981	2006	(4)
Columbus Fort Benning	GA	(5)	1.3	4.8		5.8	(2.9)	7.7	(5.4)	1980	2006	(4)
Columbus Airport Area	OH	(5)	1.0	0.8		2.5	1.3	4.6	(2.9)	1980	2006	(4)
Champaign	IL	(5)	1.8	1.8		6.7	1.7	10.2	(5.5)	1982	2006	(4)
San Antonio - I-35 at Rittiman Road	TX	(5)	1.2	0.7		7.1	2.0	9.8	(7.4)	1981	2006	(4)
Denver - Aurora	CO	(5)	2.8	1.6		4.9	1.2	7.7	(3.9)	1982	2006	(4)
Nashville - South	TN	(5)	3.9	0.8		5.9	2.5	9.2	(5.5)	1982	2006	(4)
Lexington	KY	(5)	1.3	2.5		7.1	1.6	11.2	(5.6)	1982	2006	(4)
Tuscaloosa	AL	(5)	1.6	2.5		6.2	(5.9)	2.8	(0.7)	1982	2006	(4)
Savannah - Midtown	GA	(5)	2.6	2.0		6.3	2.2	10.5	(5.3)	1982	2006	(4)
Phoenix - Sky Harbor Airport	AZ	(5)	2.8	3.8		7.0	1.8	12.6	(5.8)	1982	2006	(4)
San Antonio - Market Square	TX	(5)	3.9	6.3		5.8	2.2	14.3	(5.2)	1982	2006	(4)
Bossier City	LA	(5)	1.3	4.4		6.7	(7.6)	3.5	(0.8)	1982	2006	(4)
Eagle Pass	TX	(5)	1.1	0.9		6.7	1.2	8.8	(5.1)	1982	2006	(4)
Baton Rouge - University Area	LA	(5)	1.4	4.1		7.1	(7.7)	3.5	(1.5)	1984	2006	(4)
Victoria	TX	(5)	1.5	2.2		6.9	(5.9)	3.2	(0.5)	1984	2006	(4)
New Orleans West Bank / Gretna	LA	(5)	-	-		-	12.1	12.1	(7.2)	1984	1984
New Orleans Veterans - Metairie	LA	(5)	-	-	(2)	0.6	4.3	4.9	(4.6)	1984	2006	(4)
Lufkin	TX	(5)	1.3	1.3		5.3	(0.4)	6.2	(3.9)	1984	2006	(4)
Temple	TX	(5)	1.2	1.1		5.3	(2.7)	3.7	(0.7)	1984	2006	(4)
Norfolk - Virginia Beach	VA	(5)	2.3	5.1		6.9	(3.9)	8.1	(4.6)	1984	2006	(4)
San Antonio Sea World Ingram Park	TX	(5)	2.1	5.1		7.3	(1.0)	11.4	(6.4)	1984	2006	(4)
Augusta	GA	(5)	1.3	1.2		6.6	-	7.8	(5.2)	1985	2006	(4)
El Paso - West	TX	(5)	1.1	1.6		6.3	1.3	9.2	(5.0)	1984	2006	(4)
Tampa Bay Airport	FL	(5)	4.7	8.2		6.1	(2.2)	12.1	(6.3)	1978	2006	(4)
Pensacola	FL	(5)	1.7	3.2		7.4	(6.0)	4.6	(1.0)	1985	2006	(4)
Houston - La Porte	TX	(5)	1.4	0.9		4.9	(1.6)	4.2	(1.0)	1985	2006	(4)
Stockton	CA	(5)	6.5	1.1		10.3	1.3	12.7	(7.5)	1984	2006	(4)
Pittsburgh Airport	PA	(5)	1.6	0.6		6.9	2.4	9.9	(6.0)	1985	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)		Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
Albuquerque - Northeast	NM	(5)	1.4	2.0		6.9	1.4	10.3	(5.3)	1983	2006	(4)
Colorado Springs - Garden of the Gods	CO	(5)	3.3	0.7		5.2	1.7	7.6	(4.4)	1985	2006	(4)
Sacramento - North	CA	(5)	1.9	-	(2)	8.3	(2.6)	5.7	(4.5)	1985	2006	(4)
Denver - Golden	CO	(5)	5.7	1.7		6.4	2.3	10.4	(5.6)	1985	2006	(4)
Tampa Bay - Pinellas Park Clearwater	FL	(5)	2.5	2.8		5.9	(0.7)	8.0	(4.4)	1986	2006	(4)
Amarillo - Medical Center	TX	(5)	1.0	0.9		6.4	(4.2)	3.1	(1.1)	1986	2006	(4)
San Antonio - I-35 North at Toepperwein	TX	(5)	1.5	2.6		8.7	2.3	13.6	(7.1)	1986	2006	(4)
Orlando - Airport West	FL	(5)	3.3	1.1		7.3	2.3	10.7	(5.1)	1987	2006	(4)
San Diego - Vista	CA	(5)	2.8	2.4		7.9	(1.0)	9.3	(4.6)	1987	2006	(4)
Denver - Northglenn	CO	(5)	2.2	2.4		4.5	1.8	8.7	(4.0)	1986	2006	(4)
Bakersfield - South	CA	(5)	2.2	1.0		8.5	1.7	11.2	(6.4)	1986	2006	(4)
San Diego - Chula Vista	CA	(5)	5.0	2.2		8.6	2.7	13.5	(6.8)	1986	2006	(4)
Houston - Cyfair	TX	(5)	1.8	1.4		6.9	(5.8)	2.5	(0.7)	1986	2006	(4)
Fresno - Yosemite	CA	(5)	5.3	1.0		9.5	2.3	12.8	(7.2)	1986	2006	(4)
Denver - Westminster	CO	(5)	4.0	0.9		5.9	1.9	8.7	(4.8)	1986	2006	(4)
Ventura	CA	(5)	7.2	4.0		8.3	2.9	15.2	(5.8)	1988	2006	(4)
San Diego - Miramar	CA	(5)	5.4	2.4		9.0	2.2	13.6	(6.2)	1987	2006	(4)
Fort Lauderdale - I-95 at Hillsboro East	FL	(5)	3.4	2.0		11.0	3.1	16.1	(8.6)	1986	2006	(4)
San Francisco Airport North	CA	(6)	13.9	3.8		3.1	14.4	21.3	(4.0)	1987	2006	(4)
Santa Fe	NM	(5)	2.3	1.1		7.5	2.0	10.6	(6.1)	1986	2006	(4)
Irvine Spectrum	CA	(6)	5.3	7.0		8.3	2.6	17.9	(7.1)	1986	2006	(4)
Miami - Airport North	FL	(5)	3.7	6.3		7.2	4.0	17.5	(5.8)	1986	2006	(4)
Gainesville	FL	(5)	3.1	1.9		7.7	1.2	10.8	(5.5)	1989	2006	(4)
San Angelo - Inn and Conference Center	TX	(5)	1.5	2.0		6.2	3.0	11.2	(7.7)	1974	2006	(4)
Moline - Airport	IL	(5)	1.1	0.6		5.9	1.4	7.9	(6.7)	1975	2006	(4)
St. Louis - Westport	MO	(6)	3.4	1.0		7.0	3.1	11.1	(4.1)	1997	2006	(4)
Seattle - Sea-Tac Airport	WA	(6)	7.4	4.1		10.0	2.8	16.9	(7.0)	1986	2006	(4)
Seattle - Bellevue / Kirkland	WA	(6)	8.1	7.2		8.3	3.9	19.4	(6.9)	1986	2006	(4)
Tacoma - Seattle	WA	(6)	7.6	2.4		15.7	4.4	22.5	(9.9)	1985	2006	(4)
Salt Lake City - Layton	UT	(6)	3.3	0.7		4.5	1.8	7.0	(3.6)	1983	2006	(4)
Galveston East Beach	TX	(5)	3.4	3.5		5.5	4.2	13.2	(4.8)	1978	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)	Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
Clearwater Airport	FL	(6)	3.6	2.6	5.7	2.0	10.3	(4.2)	1986	2006	(4)
Arlington - North / Dallas	TX	(6)	7.8	3.9	8.1	16.2	28.2	(8.0)	2006	2006	(4)
Las Cruces - Mesilla Valley	NM	(5)	1.3	3.7	5.6	(5.7)	3.6	(1.0)	1980	2006	(4)
Houston - Stafford Sugarland	TX	(6)	1.3	3.5	6.2	(5.5)	4.2	(0.9)	1986	2006	(4)
Tucson - East	AZ	(5)	2.9	4.3	5.5	2.8	12.6	(4.5)	1977	2006	(4)
Corpus Christi - North	TX	(5)	2.2	1.0	5.1	2.3	8.4	(5.9)	1973	2006	(4)
Phoenix - Thomas Road	AZ	(5)	2.2	2.0	4.7	1.6	8.3	(5.6)	1973	2006	(4)
Dallas - North Central	TX	(6)	2.2	2.9	8.0	2.3	13.2	(4.3)	1974	2006	(4)
San Antonio - Vance Jackson	TX	(5)	0.7	0.8	4.6	1.5	6.9	(5.4)	1974	2006	(4)
Huntsville - Research Park	AL	(5)	1.6	1.8	6.9	(1.9)	6.8	(5.1)	1985	2006	(4)
Kansas City - Lenexa	KS	(5)	1.0	1.0	5.0	2.2	8.2	(5.4)	1978	2006	(4)
Salt Lake City - Midvale	UT	(5)	1.9	0.8	4.3	2.1	7.2	(5.0)	1978	2006	(4)
Mobile	AL	(5)	1.8	0.7	6.2	2.5	9.4	(7.1)	1979	2006	(4)
Merrillville	IN	(5)	1.0	0.6	3.5	2.0	6.1	(4.0)	1979	2006	(4)
Cheyenne	WY	(5)	1.9	0.5	6.1	1.6	8.2	(5.8)	1981	2006	(4)
Omaha - Northwest	NE	(5)	1.1	0.6	6.8	(4.3)	3.1	(0.8)	1981	2006	(4)
Albuquerque - Airport	NM	(5)	1.3	1.6	5.5	(3.4)	3.7	(0.7)	1982	2006	(4)
Fort Myers - Central	FL	(5)	1.6	3.4	7.3	1.6	12.3	(5.4)	1984	2006	(4)
Denver - Central	CO	(5)	3.2	0.8	5.9	1.9	8.6	(6.3)	1980	2006	(4)
Round Rock North	TX	(6)	1.8	1.9	4.5	2.2	8.6	(3.8)	1987	2006	(4)
Austin Capitol / Downtown	TX	(5)	7.1	4.5	9.2	4.0	17.7	(6.2)	1965	2006	(4)
Phoenix - North	AZ	(5)	2.3	3.6	6.6	(1.6)	8.6	(4.3)	1979	2006	(4)
New Orleans - Slidell	LA	(5)	1.8	2.9	5.1	(3.3)	4.7	(1.9)	1967	2006	(4)
Redding	CA	(6)	3.8	1.2	12.6	1.8	15.6	(6.8)	1965	2006	(4)
New Orleans - Airport	LA	(6)	7.3	4.8	4.9	6.2	15.9	(6.4)	1973	2006	(4)
Sacramento - Downtown	CA	(5)	5.6	3.0	11.6	(2.9)	11.7	(5.9)	1970	2006	(4)
Nashville - Airport/Opryland	TN	(6)	3.9	1.1	5.6	2.6	9.3	(4.0)	1986	2006	(4)
Buena Park	CA	(6)	9.6	4.7	10.4	3.0	18.1	(6.3)	1987	2006	(4)
San Antonio - Airport	TX	(6)	8.2	3.7	18.2	3.7	25.6	(9.3)	2002	2006	(4)
Lubbock - Medical Center	TX	(6)	1.8	0.5	10.6	(6.9)	4.2	(0.6)	1986	2006	(4)
Las Vegas Airport North Convention Center	NV	(6)	6.2	18.8	10.5	5.1	34.4	(7.5)	1984	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)	Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
Coral Springs University Drive	FL	(6)	2.5	4.3	6.0	(1.4)	8.9	(1.3)	1980	2006	(4)
Fort Stockton	TX	(5)	2.5	0.5	4.3	1.4	6.2	(2.7)	1983	2006	(4)
San Marcos	TX	(5)	2.5	2.8	4.4	2.5	9.7	(3.2)	1993	2006	(4)
Chattanooga - Hamilton Place	TN	(7)	1.7	0.8	7.7	(5.4)	3.1	(0.9)	1986	2006	(4)
Savannah - I-95	GA	(5)	1.4	0.7	8.9	(5.8)	3.8	(0.6)	1987	2006	(4)
Kingsport Tri-Cities Airport	TN	(6)	2.2	0.5	6.6	2.0	9.1	(4.2)	1991	2006	(4)
Austin at The Domain	TX	(6)	6.3	4.1	10.2	5.6	19.9	(5.7)	1996	2006	(4)
Dallas - Addison Galleria	TX	(6)	2.9	2.6	5.6	2.4	10.6	(4.2)	1996	2006	(4)
Flagstaff	AZ	(6)	6.6	4.9	8.9	5.7	19.5	(5.6)	1996	2006	(4)
Macon	GA	(6)	2.4	2.6	11.1	2.8	16.5	(6.8)	1996	2006	(4)
Fort Lauderdale - Cypress Creek I-95	FL	(6)	4.7	4.2	10.8	6.7	21.7	(8.8)	1987	2006	(4)
Dallas - DFW Airport North / Irving	TX	(6)	3.7	2.4	5.6	5.6	13.6	(6.6)	1996	2006	(4)
Raleigh-Durham Airport / Hospitality Court	NC	(6)	4.0	3.8	10.2	3.2	17.2	(6.5)	1996	2006	(4)
Tucson - Airport	AZ	(6)	3.8	2.0	11.0	2.5	15.5	(6.4)	1996	2006	(4)
Denver - Tech Center	CO	(6)	4.8	1.1	7.6	5.2	13.9	(4.4)	1996	2006	(4)
Phoenix - Scottsdale	AZ	(6)	7.6	5.2	9.4	3.8	18.4	(5.3)	1996	2006	(4)
Birmingham - Homewood	AL	(6)	2.8	5.1	10.0	2.2	17.3	(5.8)	1996	2006	(4)
Fort Worth - North	TX	(6)	3.7	2.9	8.7	5.5	17.1	(5.7)	1996	2006	(4)
Myrtle Beach - Broadway Area	SC	(6)	5.8	1.2	7.6	2.6	11.4	(4.1)	1997	2006	(4)
Denver - Louisville / Boulder	CO	(6)	4.0	1.0	7.6	5.1	13.7	(4.4)	1997	2006	(4)
Sherman	TX	(6)	1.1	1.1	7.1	(3.8)	4.4	(0.8)	1997	2006	(4)
Birmingham - Hoover / Riverchase	AL	(6)	1.5	3.2	9.7	(7.6)	5.3	(0.9)	1997	2006	(4)
Shreveport Airport	LA	(6)	3.8	1.7	8.2	4.9	14.8	(4.6)	1997	2006	(4)
Houston West Park 10	TX	(6)	1.2	3.8	6.8	(7.1)	3.5	(0.8)	1997	2006	(4)
Fort Worth - City View	TX	(6)	3.1	6.3	8.0	4.4	18.7	(4.6)	1997	2006	(4)
Salt Lake City - Airport	UT	(6)	3.6	2.5	8.0	2.0	12.5	(4.3)	1997	2006	(4)
Raleigh - Crabtree	NC	(6)	4.0	3.6	9.8	3.8	17.2	(6.5)	1998	2006	(4)
Arlington - South / Dallas	TX	(6)	3.3	7.4	7.5	2.9	17.8	(5.1)	1997	2006	(4)
Alexandria Airport	LA	(6)	2.6	2.1	8.2	(6.8)	3.5	(0.7)	1997	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)	Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
Orem - University Parkway	UT	(6)	3.5	1.1	9.0	5.0	15.1	(5.1)	1997	2006	(4)
Houston - Galleria Area	TX	(6)	5.4	13.2	12.0	3.4	28.6	(6.7)	1998	2006	(4)
Atlanta - Alpharetta	GA	(6)	4.1	2.1	7.4	5.3	14.8	(4.4)	1997	2006	(4)
Tampa - Brandon Regency Park	FL	(6)	4.4	10.6	9.6	3.8	24.0	(4.6)	1997	2006	(4)
Raleigh - Cary	NC	(6)	2.6	1.5	7.7	3.4	12.6	(5.6)	1998	2006	(4)
Oklahoma City - Norman	OK	(6)	2.7	2.6	8.1	4.7	15.4	(4.6)	1997	2006	(4)
Dallas - Plano West	TX	(6)	3.5	1.9	7.9	5.6	15.4	(4.9)	1998	2006	(4)
Jacksonville - Butler Boulevard	FL	(6)	4.6	3.8	10.2	2.4	16.4	(5.3)	1997	2006	(4)
Grand Junction - Airport	CO	(6)	4.0	1.1	8.8	4.2	14.1	(4.6)	1998	2006	(4)
Atlanta - Conyers	GA	(6)	3.5	4.1	8.7	5.2	18.0	(5.2)	1998	2006	(4)
Pueblo	CO	(6)	4.8	1.3	7.2	1.7	10.2	(3.9)	1998	2006	(4)
Phoenix - Mesa West	AZ	(6)	4.5	3.3	10.5	2.9	16.7	(5.0)	1998	2006	(4)
Lakeland - West	FL	(6)	3.4	5.7	9.0	2.0	16.7	(4.6)	1997	2006	(4)
Panama City	FL	(6)	4.1	4.5	9.9	(3.1)	11.3	(2.5)	1998	2006	(4)
Mesa Superstition Springs	AZ	(6)	4.5	5.0	8.7	2.7	16.4	(5.0)	1997	2006	(4)
University of South Florida - Busch Gardens	FL	(6)	4.6	6.9	7.8	2.3	17.0	(4.3)	1997	2006	(4)
Denver - Airport / DIA	CO	(6)	8.6	4.9	13.6	6.1	24.6	(6.8)	1998	2006	(4)
Albuquerque - West	NM	(6)	4.1	1.1	6.7	2.2	10.0	(4.0)	1998	2006	(4)
Miami - Airport West	FL	(6)	4.1	4.7	11.2	3.6	19.5	(5.2)	1998	2006	(4)
Colorado Springs - South / Airport	CO	(6)	7.1	1.3	11.2	1.6	14.1	(5.4)	1998	2006	(4)
Ft. Lauderdale - Plantation at Peters Road	FL	(6)	4.8	4.3	10.4	3.3	18.0	(5.2)	1998	2006	(4)
New Orleans Downtown	LA	(6)	8.2	2.2	16.0	13.1	31.3	(8.9)	1999	2006	(4)
Phoenix - West / Peoria	AZ	(6)	5.3	4.5	8.8	1.6	14.9	(4.5)	1998	2006	(4)
Ft. Lauderdale - Airport	FL	(6)	4.3	2.5	10.7	5.6	18.8	(5.8)	1998	2006	(4)
Denver - Southwest / Lakewood	CO	(6)	5.8	1.2	6.7	1.8	9.7	(3.9)	1998	2006	(4)
Orlando - Lake Mary	FL	(6)	5.4	4.3	10.1	5.1	19.5	(5.1)	1998	2006	(4)
Ocala	FL	(6)	3.8	2.3	9.7	2.0	14.0	(4.7)	1998	2006	(4)
Phoenix - Chandler	AZ	(6)	3.6	4.6	8.1	4.6	17.3	(4.1)	1998	2006	(4)
Omaha - Southwest	NE	(5)	0.8	0.6	2.6	0.4	3.6	(2.6)	1979	2006	(4)
Cleveland - Macedonia	OH	(6)	1.9	0.8	2.1	2.0	4.9	(2.1)	1997	2006	(4)
Cleveland - Independence	OH	(5)	1.3	0.7	2.9	2.3	5.9	(3.2)	1990	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)		Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
Milwaukee - Delafield	WI	(6)	2.3	1.7		5.2	2.1	9.0	(3.3)	1997	2006	(4)
Sheboygan	WI	(5)	1.6	0.3		4.4	1.7	6.4	(5.6)	1975	2006	(4)
Kansas City - North	MO	(5)	1.8	1.1		3.6	2.2	6.9	(3.8)	1991	2006	(4)
Birmingham - Cahaba Park South	AL	(5)	1.0	2.0		4.0	(2.6)	3.4	(0.8)	1987	2006	(4)
Springdale	AR	(6)	3.6	1.8		4.1	2.7	8.6	(3.5)	1994	2006	(4)
Hartford - Bradley International Airport	CT	(6)	3.7	1.3		6.0	7.2	14.5	(4.4)	1991	2006	(4)
Jacksonville - Mandarin / San Jose	FL	(6)	4.0	0.9		4.2	3.2	8.3	(3.7)	1989	2006	(4)
Orlando - South	FL	(6)	1.7	3.4		4.7	3.5	11.6	(3.8)	1988	2006	(4)
Atlanta Midtown - Buckhead	GA	(6)	3.0	2.0		1.3	5.3	8.6	(1.4)	1985	2006	(4)
Clive - West Des Moines	IA	(6)	1.9	1.4		5.2	1.9	8.5	(3.5)	1993	2006	(4)
Chicago - Gurnee	IL	(6)	0.9	1.5		4.8	(1.5)	4.8	(1.1)	1994	2006	(4)
Chicago - Tinley Park	IL	(6)	1.5	0.5		4.1	3.9	8.5	(4.1)	1995	2006	(4)
Baton Rouge - Siegan Lane	LA	(6)	2.6	1.9		4.5	(3.1)	3.3	(0.6)	1985	2006	(4)
Auburn - Worcester	MA	(5)	1.5	-	(2)	1.8	2.3	4.1	(2.4)	1985	2006	(4)
Detroit - Canton	MI	(5)	1.3	0.7		3.9	2.1	6.7	(3.2)	1987	2006	(4)
Detroit - Southgate	MI	(5)	1.6	0.7		4.8	1.2	6.7	(3.3)	1991	2006	(4)
Meridian	MS	(6)	1.8	1.3		3.3	1.9	6.5	(3.4)	1985	2006	(4)
Plattsburgh	NY	(6)	1.3	1.6		4.5	(1.9)	4.2	(0.9)	1996	2006	(4)
Cincinnati - North	OH	(5)	0.7	1.2		3.1	(1.4)	2.9	(0.6)	1985	2006	(4)
Cleveland - Airport North	OH	(6)	1.6	-	(2)	3.1	6.3	9.4	(3.3)	1992	2006	(4)
Columbus - Dublin	OH	(5)	0.7	1.1		2.2	(0.1)	3.2	(1.0)	1993	2006	(4)
Mansfield	OH	(6)	1.7	1.5		3.7	2.3	7.5	(3.1)	1996	2006	(4)
Hershey - Harrisburg Airport	PA	(6)	3.3	3.1		5.8	2.1	11.0	(4.3)	1990	2006	(4)
Jackson	TN	(6)	1.5	2.6		3.2	(2.3)	3.5	(0.9)	1991	2006	(4)
Nashville - Franklin	TN	(6)	3.0	0.7		3.5	2.4	6.6	(2.9)	1993	2006	(4)
Milwaukee - Airport / Oak Creek	WI	(5)	1.9	0.8		5.7	1.3	7.8	(3.8)	1988	2006	(4)
Milwaukee - West / Brookfield	WI	(5)	0.8	1.5		6.1	(3.7)	3.9	(1.6)	1991	2006	(4)
Stevens Point	WI	(6)	0.8	0.2		3.4	1.0	4.6	(2.3)	1989	2006	(4)
Tampa - Fairgrounds Casino	FL	(6)	3.2	0.9		3.0	1.7	5.6	(3.0)	1988	2006	(4)
Brunswick	GA	(6)	2.0	0.9		1.2	3.4	5.5	(1.2)	1990	2006	(4)
Toledo - Perrysburg	OH	(5)	1.7	1.6		1.8	1.9	5.3	(1.8)	1996	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)		Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
Columbia NE - Fort Jackson Area	SC	(6)	0.9	0.5		3.9	2.9	7.3	(4.0)	1986	2006	(4)
Columbia	MO	(6)	2.3	1.1		4.6	2.2	7.9	(4.1)	1988	2006	(4)
Melbourne Viera	FL	(6)	4.2	7.8		5.2	2.3	15.3	(3.4)	1995	2006	(4)
Naples - East	FL	(6)	3.2	1.0		5.2	1.6	7.8	(3.4)	1995	2006	(4)
Sunrise Sawgrass Mills	FL	(6)	3.4	3.8		5.2	5.4	14.4	(4.8)	1995	2006	(4)
Detroit - Utica	MI	(6)	4.2	2.1		5.4	5.7	13.2	(3.8)	1997	2006	(4)
Miami - Cutler Bay	FL	(6)	4.1	4.6		4.9	4.8	14.3	(4.9)	1996	2006	(4)
Chicago - Willowbrook	IL	(5)	2.8	2.3		6.3	2.1	10.7	(4.9)	1987	2006	(4)
Austin Round Rock	TX	(6)	2.5	1.2		1.6	5.2	8.0	(2.1)	1998	2006	(4)
Milwaukee - West / New Berlin	WI	(6)	2.3	3.7		2.2	1.0	6.9	(1.6)	2001	2006	(4)
Boston - Somerville	MA	(6)	10.8	-	(2)	12.5	3.9	16.4	(7.2)	2000	2006	(4)
Los Angeles - LAX Airport	CA	(6)	16.3	3.1		17.6	13.0	33.7	(12.0)	1972	2006
Orange County Airport	CA	(6)	8.1	2.2		12.4	17.5	32.1	(8.5)	1985	2006
Myrtle Beach- North Kings Highway	SC	(6)	3.9	1.2		5.7	7.3	14.2	(4.0)	1986	2006
Islip - MacArthur Airport	NY	(6)	6.6	2.3		16.9	1.1	20.3	(7.1)	2006	2006
Anaheim	CA	(6)	5.6	-	(2)	7.3	4.8	12.1	(4.9)	1992	2006
Little Rock - Downtown	AR	(6)	2.0	0.8		7.6	0.3	8.7	(2.8)	1972	2006
Minneapolis - Bloomington West	MN	(6)	4.3	2.1		12.2	11.5	25.8	(8.1)	1980	2006
Chicago Downtown	IL	(6)	18.2	1.5		8.4	49.0	58.9	(14.9)	2009	2009
Fort Lauderdale - Northeast	FL	(5)	-	-	(2)	9.2	5.4	14.6	(6.1)	1968	2006
West Palm Beach - Florida Turnpike	FL	(5)	3.3	1.1		6.4	3.7	11.2	(3.6)	1988	2006
South Burlington	VT	(6)	3.0	1.7		7.3	2.3	11.3	(3.4)	1988	2007
St. Albans	VT	(6)	1.9	1.2		4.7	1.9	7.8	(2.7)	1996	2006
Fort Myers Beach / Sanibel Gateway	FL	(6)	4.8	1.7		9.8	2.4	13.9	(3.8)	1986	2006
Charlotte - Airport North	NC	(6)	2.5	1.0		4.1	2.8	7.9	(3.2)	1986	2006
Charleston - Riverview	SC	(6)	6.6	1.8		9.9	4.7	16.4	(5.0)	1987	2006
Sacramento - Rancho Cordova	CA	(6)	5.1	2.6		9.3	8.8	20.7	(4.6)	1985	2006
Thousand Oaks - Newbury Park	CA	(6)	3.2	2.0		11.5	0.5	14.0	(5.4)	1987	2006
Baltimore - North	MD	(6)	3.6	2.2		12.3	5.7	20.2	(5.0)	1987	2007
Baltimore - BWI Airport	MD	(6)	3.6	3.2		18.3	7.2	28.7	(7.1)	1990	2007
Columbia / Fort Meade	MD	(6)	2.4	2.5		13.4	(12.0)	3.9	(0.8)	1989	2007

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)		Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(9)	Year Built	Date of Acquisition
New Haven	CT	(6)	2.8	-	(2)	6.1	4.9	11.0	(4.8)	1972	2007
Portland	ME	(6)	4.6	1.3		5.4	8.3	15.0	(3.4)	1985	2007
Salem	NH	(6)	2.8	1.3		4.9	6.6	12.8	(2.7)	1987	2007
Stamford / New York City	CT	(6)	2.9	5.6		16.8	(8.7)	13.7	(6.7)	1975	2007
Warwick Providence Airport	RI	(6)	2.9	2.9		10.3	4.5	17.7	(4.5)	1990	2007
Virginia Beach	VA	(6)	4.8	3.7		8.6	8.6	20.9	(4.3)	1987	2007
Garden City	NY	(6)	4.3	7.6		14.8	3.0	25.4	(6.2)	1999	2007
Oshkosh	WI	(5)	1.4	1.0		2.7	2.0	5.7	(4.0)	1973	2006	(4)
Wausau	WI	(5)	1.1	0.9		4.1	1.3	6.3	(4.2)	1979	2006	(4)
Fort Lauderdale - Tamarac East	FL	(5)	1.1	1.0		2.0	3.2	6.2	(0.9)	1988	2006	(4)
Tampa - Brandon West	FL	(6)	2.5	6.7		3.0	2.4	12.1	(3.4)	1985	2006	(4)
Atlanta - Roswell	GA	(6)	1.7	1.2		2.3	2.4	5.9	(2.2)	1990	2006	(4)
Columbus - State University	GA	(6)	0.8	4.6		3.8	(2.6)	5.8	(3.8)	1985	2006	(4)
Indianapolis - Airport / Executive Drive	IN	(5)	1.3	0.7		4.7	1.3	6.7	(3.8)	1986	2006	(4)
Indianapolis - East/Post Drive	IN	(5)	1.3	3.5		4.6	(4.6)	3.5	(0.6)	1993	2006	(4)
Houston - Northwest	TX	(6)	1.1	1.4		2.6	0.3	4.3	(1.3)	1997	2006	(4)
Houston - Southwest	TX	(6)	1.0	1.2		3.0	(0.1)	4.1	(1.7)	1996	2006	(4)
Kenosha - Pleasant Prairie	WI	(5)	0.9	0.9		3.0	1.3	5.2	(3.2)	1979	2006	(4)
North Little Rock - McCain Mall	AR	(6)	2.5	0.9		4.2	2.0	7.1	(3.1)	1990	2006	(4)
Savannah - Southside	GA	(6)	2.7	1.8		4.2	2.6	8.6	(4.4)	1986	2006	(4)
Albuquerque - Northwest	NM	(6)	-	-	(2)	4.4	(2.1)	2.3	(0.5)	1990	2006	(4)
Houston - Baytown East	TX	(6)	2.9	0.4		1.4	2.8	4.6	(2.0)	1994	2006	(4)
Nashville - Airport	TN	(6)	4.1	1.0		5.2	2.7	8.9	(4.8)	1985	2006	(4)
Minneapolis Airport / Bloomington	MN	(5)	2.0	-	(2)	7.0	4.0	11.0	(9.7)	1989	2006	(4)
Las Cruces - Organ Mountain	NM	(6)	1.2	2.6		1.6	(1.4)	2.8	(0.6)	1997	2006	(4)
El Paso - East	TX	(6)	1.5	1.3		4.9	1.7	7.9	(3.1)	1996	2006	(4)

Description				Initial Cost
Name of Inn	State	Brand	Encumbrances (11)	Land (1)		Buildings and Improvements (1)	Costs Capitalized Subsequent to Acquisition (1) (3)	Gross Amounts Carried at December 31, 2018 (1) (9) (12)	Accumulated Depreciation (1)(10)	Year Built	Date of Acquisition
El Paso - West Bartlett	TX	(6)	0.9	1.0		4.3	(1.9)	3.4	(0.6)	1992	2006	(4)
Lakeland - East	FL	(6)	1.8	5.3		3.8	2.1	11.2	(2.8)	1996	2006	(4)
Tampa - Busch Gardens	FL	(5)	1.7	1.2		5.9	2.9	10.0	(5.1)	1984	2006	(4)
Milwaukee - Glendale/Hampton Avenue	WI	(5)	1.1	0.8		5.9	2.0	8.7	(5.2)	1982	2006	(4)
Miami - Airport East	FL	(6)	3.9	2.6		6.1	6.6	15.3	(6.1)	1991	2006	(4)
Boston - Milford	MA	(5)	1.2	-	(2)	3.1	2.5	5.6	(3.3)	1989	2006	(4)
Boston-Andover	MA	(6)	4.8	-	(2)	1.9	11.9	13.8	(3.1)	1981	2006	(4)
Denver - Englewood/Tech Center	CO	(6)	4.5	1.4		4.1	5.7	11.2	(4.0)	1972	2006	(4)
Bannockburn/Deerfield	IL	(6)	-	-	(2)	9.2	(4.0)	5.2	(2.0)	1999	2006	(4)
Cincinnati - Sharonville	OH	(6)	3.4	2.8		8.6	10.5	21.9	(10.3)	1997	2006	(4)
San Antonio - Downtown	TX	(6)	7.1	2.5		13.0	6.6	22.1	(5.8)	1999	2006	(4)
Appleton - College Avenue	WI	(6)	1.6	1.6		5.1	2.1	8.8	(6.0)	1988	2006	(4)
Milwaukee Bayshore Area	WI	(6)	2.8	0.4		11.2	(5.2)	6.4	(1.3)	1994	2006	(4)
Madison - American Center	WI	(6)	1.9	1.1		8.0	(2.2)	6.9	(1.5)	1997	2006	(4)
Clifton/Rutherford	NJ	(6)	-	-	(2)	24.6	6.7	31.3	(15.1)	1973	2014
Fairfield	NJ	(6)	1.7	-	(2)	7.7	(1.4)	6.3	(0.2)	1974	2014
Armonk Westchester County Airport	NY	(6)	-	-	(2)	8.4	(3.9)	4.5	(0.2)	1973	2014
Coral Springs South	FL	(6)	3.3	2.1		7.7	0.9	10.7	(1.6)	1987	2014
Deerfield Beach I-95	FL	(6)	2.1	0.8		6.5	0.8	8.1	(1.4)	1986	2014
Sunrise	FL	(6)	3.9	3.0		9.3	0.7	13.0	(1.8)	1994	2014
Miami Lakes	FL	(6)	4.5	3.7		8.0	1.6	13.3	(1.8)	1989	2014
Naples - Downtown	FL	(6)	3.9	2.7		8.3	(0.1)	10.9	(1.6)	1989	2014
Plantation - SW 6th Street	FL	(6)	4.0	2.2		9.1	2.4	13.7	(2.1)	1990	2014
Sarasota Downtown	FL	(6)	5.0	2.1		9.5	0.5	12.1	(1.8)	1990	2014
West Palm Beach Airport	FL	(6)	4.1	2.0		7.5	0.6	10.1	(1.5)	1989	2014
Fort Lauderdale - Tamarac	FL	(6)	2.2	2.0		6.7	1.4	10.1	(1.4)	1987	2014

			$1,035.0	$779.8		$2,218.2	$645.0	$3,643.0	$(1,386.0)

(1)

Includes real estate investments classified in our consolidated balance sheet as "Gross Operating Real Estate." Accordingly, excludes our one hotel classified for sale which is included in other assets.

(2)	Property subject to ground lease.
(3)	Real estate related impairments and casualty adjustments are presented in the "Costs Capitalized Subsequent to Acquisition" column.
(4)

The real estate investment was a part of a controlling interest acquisition by a stockholder, resulting in fair value recognition.  The initial cost represents value assigned to the real estate investment in January 2006.  The date of acquisition represents the January 2006 date the controlling interest was acquired by the stockholder.

(5)	Hotel branded as La Quinta Inns.
(6)	Hotel branded as La Quinta Inns & Suites.
(7)	Hotel branded as Baymont Inns.
(8)	Represents a land parcel.
(9)	Amounts represent gross operating real estate.
(10)	Each of our hotels and improvements have depreciable lives of 5 to 40 years. Furniture, fixtures and other equipment have depreciable lives ranging from 2 to 10 years.
(11)	The amount of encumbrances represents the lender allocated amount of the Company's CMBS Facility. See Note 6 "Debt" of our consolidated financial statements.
(12)	The aggregate cost of real property for federal income tax purposes is approximately $2.6 billion at December 31, 2018 (unaudited).

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 is as follows (in millions):

	For the Year Ended December 31,
	2018	2017	2016
Real Estate:
Balance at the beginning of the year	$3,808	$3,697	$3,840
Additions to/improvements of real estate	188	186	74
Assets sold/written-off/impairments	(353)	(75)	(217)
Balance at the end of the year	$3,643	$3,808	$3,697

Accumulated Depreciation:
Balance at the beginning of the year	$1,425	$1,332	$1,247
Depreciation expense	154	140	139
Deductions	(193)	(47)	(54)
Balance at the end of the year	$1,386	$1,425	$1,332

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B.Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.  CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of December 31, 2018, certain information related to our compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by stockholders (1):	14,624	$—	6,845,259

(1)	Includes our 2018 Omnibus Incentive Plan.
(2)	Relates to restricted stock units granted to our non-employee directors in 2018 outstanding under our 2018 Omnibus Incentive Plan.
(3)	Relates to additional shares reserved for future awards under our 2018 Omnibus Incentive Plan.

The remaining information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.  CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report.

(a)	Financial Statements

We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.

(b)	Financial Statement Schedules-Schedule III

We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.

All other schedules are omitted as the required information is either not present, not present in material amounts or presented within the audited financial statements or related notes.

(c)	Exhibits:

Exhibit Number	Exhibit Description

2.1

Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 18, 2018 (File no. 001-36412))

3.1	Articles of Amendment and Restatement of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

3.2	Articles Supplementary of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

3.3

Articles of Amendment to Articles Supplementary of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168))

3.4	Bylaws of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168))

10.1

Employee Matters Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 filed on April 3, 2018 (File no. 001-38168)).

10.2

Tax Matters Agreement, dated as of May 30, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.3

Transition Services Agreement, dated as of May 30, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.4*

CorePoint Lodging Inc. 2018 Omnibus Incentive Plan, dated as of May 30, 2018 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.5*

Form of Indemnification Agreement entered into between CorePoint Lodging Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed on April 25, 2018 (File no. 001-38168)).

10.6

Stockholders Agreement, dated as of May 30, 2018, by and among CorePoint Lodging Inc. and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.7

Registration Rights Agreement, dated as of May 30, 2018, by and among CorePoint Lodging Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

Exhibit Number	Exhibit Description

10.8

Loan Agreement, dated as of May 30, 2018, by and among CPLG Properties L.L.C., CPLG FL Properties L.L.C., CPLG TX Properties L.L.C., CPLG Bloomington L.L.C., CPLG Santa Ana L.L.C., CPLG Ft. Meyers L.L.C., CPLG St. Albans L.L.C., CPLG Thousand Oaks L.L.C., CPLG West Palm Beach L.L.C., CPLG Charlotte L.L.C., CPLG Acquisition Properties L.L.C., CPLG Fort Lauderdale L.L.C., CPLG Chicago L.L.C., CPLG Garden City L.L.C., CPLG Charleston L.L.C., CPLG South Burlington L.L.C., CPLG Virginia Beach L.L.C., CPLG Islip L.L.C., CPLG Rancho Cordova L.L.C., CPLG Prime Mezz L.L.C., CPLG Wellesley Properties L.L.C., CPLG Portfolio East L.L.C. and CPLG MD Business L.L.C., CorePoint TRS L.L.C., CorePoint Operating Partnership L.P. and JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.9

First Amendment to Loan Agreement and Omnibus Amendment to Other Loan Documents, dated as of June 12, 2018, by and among JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC, as co-lenders, and CPLG Properties L.L.C., CPLG FL Properties L.L.C., CPLG TX Properties L.L.C., CPLG Bloomington L.L.C., CPLG Santa Ana L.L.C., CPLG Ft. Meyers L.L.C., CPLG St. Albans L.L.C., CPLG Thousand Oaks L.L.C., CPLG West Palm Beach L.L.C., CPLG Charlotte L.L.C., CPLG Acquisition Properties L.L.C., CPLG Fort Lauderdale L.L.C., CPLG Chicago L.L.C., CPLG Garden City L.L.C., CPLG Charleston L.L.C., CPLG South Burlington L.L.C., CPLG Virginia Beach L.L.C., CPLG Islip L.L.C., CPLG Rancho Cordova L.L.C., CPLG Prime Mezz L.L.C., CPLG Wellesley Properties L.L.C., CPLG Portfolio East L.L.C., CPLG MD Business L.L.C., CorePoint TRS L.L.C. and CorePoint Operating Partnership L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.10

Second Amendment to Loan Agreement and Omnibus Amendment to Other Loan Documents, dated as of July 6, 2018, by and among JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC, as co-lenders, and CPLG Properties L.L.C., CPLG FL Properties L.L.C., CPLG TX Properties L.L.C., CPLG Bloomington L.L.C., CPLG Santa Ana L.L.C., CPLG Ft. Meyers L.L.C., CPLG St. Albans L.L.C., CPLG Thousand Oaks L.L.C., CPLG West Palm Beach L.L.C., CPLG Charlotte L.L.C., CPLG Acquisition Properties L.L.C., CPLG Fort Lauderdale L.L.C., CPLG Chicago L.L.C., CPLG Garden City L.L.C., CPLG Charleston L.L.C., CPLG South Burlington L.L.C., CPLG Virginia Beach L.L.C., CPLG Islip L.L.C., CPLG Rancho Cordova L.L.C., CPLG Prime Mezz L.L.C., CPLG Wellesley Properties L.L.C., CPLG Portfolio East L.L.C., CPLG MD Business L.L.C., CorePoint TRS L.L.C. and CorePoint Operating Partnership L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.11*

Guaranty Agreement, dated as of May 30, 2018, by CorePoint Operating Partnership L.P. in favor of JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.12*

Credit Agreement, dated as of May 30, 2018, by and among CorePoint Borrower L.L.C., CorePoint Operating Partnership L.P., JPMorgan Chase Bank N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.13*

Guaranty and Security Agreement, dated as of May 30, 2018, by and among CorePoint Borrower, L.L.C., CorePoint Operating Partnership L.P., the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.14*

CorePoint Lodging Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.15*

Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award—Four-Year First Issue Grant) (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.16*

Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award—Three-Year First Issue Grant) (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

Exhibit Number	Exhibit Description

10.17*

Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award—Employees) (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.18*

Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award—Non-Employee Directors) (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.19*

Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award—Substitute Award–La Quinta Restricted Stock Awards) (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.20*

Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award—Substitute Award—La Quinta Performance Share Unit Awards) (incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.21*

Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Time-Based Vesting Award—Substitute Award—La Quinta Retention Award) (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.22*

Form of Restricted Stock Unit Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Non-Employee Directors—Substitute Award) (incorporated by reference to Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.23*

Amended and Restated Executive Employment Agreement, dated as of August 20, 2003, by and between Wyndham International, Inc. and Mark Chloupek (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.24*

Assumption of Employment Agreement, dated as of October 31, 2013, by LQ Management L.L.C. (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 filed on August 14, 2018 (File no. 001-38168)).

10.25*

Offer Letter, dated April 13, 2018, between CorePoint Lodging Inc. and Keith A. Cline (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed on April 25, 2018 (File no. 001-38168)).

10.26*

Offer Letter, dated April 13, 2018, between CorePoint Lodging Inc. and John W. Cantele (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed on April 25, 2018 (File no. 001-38168)).

10.27*

Offer Letter, dated May 5, 2018, between CorePoint Lodging Inc. and Daniel E. Swanstrom II (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed on May 7, 2018 (File no. 001-38168)).

10.28*

Offer Letter, dated June 21, 2018, by and between CorePoint Lodging Inc. and Howard S. Garfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File no. 001-38168)).

10.29*

Consulting Agreement, dated September 11, 2018, by and between CorePoint Lodging Inc. and Glenn Alba (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (File no. 001-38168)).

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certificate of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

32.1	Certificate of President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2

Certificate of Executive Vice President and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This document has been identified as a management contract or compensatory plan or arrangement.

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

Item 16.  Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March 2019.

COREPOINT LODGING INC.

By:	/s/ Keith A. Cline
Name:	Keith A. Cline
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March 2019.

Signature	Title

/s/ Keith A. Cline	President, Chief Executive Officer and Director
Keith A. Cline	(principal executive officer)

/s/ Daniel E. Swanstrom II	Executive Vice President and Chief Financial Officer
Daniel E. Swanstrom II	(principal financial officer)

/s/ Howard S. Garfield	Senior Vice President, Chief Accounting Officer & Treasurer
Howard S. Garfield	(principal accounting officer)

/s/ James R. Abrahamson	Director
James R. Abrahamson

/s/ Glenn Alba	Director
Glenn Alba

/s/ Jean M. Birch	Director
Jean M. Birch

/s/ Alan J. Bowers	Director
Alan J. Bowers

/s/ Giovanni Cutaia	Director
Giovanni Cutaia

/s/ Alice E. Gould	Director
Alice E. Gould

/s/ B. Anthony Isaac	Director
B. Anthony Isaac

/s/ Brian Kim	Director
Brian Kim

/s/ David Loeb	Director
David Loeb

/s/ Mitesh B. Shah	Director
Mitesh B. Shah