Form 10-Q
period 2019-03-31
CorePoint Lodging Inc.
filed 2019-05-15
CIK 1707178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CPLG	New York Stock Exchange

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

The registrant had outstanding 58,171,077 shares of Common Stock, par value $0.01 per share as of April 30, 2019.

COREPOINT LODGING INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED MARCH 31, 2019

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

•

“La Quinta” refers to La Quinta Holdings Inc. and its consolidated subsidiaries, and references to “La Quinta Parent” refer only to La Quinta Holdings Inc., exclusive of its subsidiaries, in each case after giving effect to the Spin-Off, including the internal reorganization and Distribution;

•	“Merger” refers to the merger between LQH Parent, which held LQH’s hotel franchise and hotel management business, with a wholly-owned subsidiary of Wyndham Worldwide;

•	“Wyndham” refers to Wyndham Worldwide, together with its subsidiaries, including Wyndham Hotels & Resorts; and

•	“Wyndham Worldwide” means Wyndham Worldwide Corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws.  All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position, and our business outlook, business trends and other information referred to in this Quarterly Report on Form 10-Q are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “will,” “should,” “could,” “seek” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 21, 2019 (the “Annual Report”), as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	risks related to our operations subsequent to the closing of the Spin-Off and Merger, including the cost and requirements applicable to us as an independent public company;
•	business and financial risks inherent to the lodging industry;
•	macroeconomic and other factors beyond our control;
•	contraction in the global economy or low levels of economic growth;
•	the geographic concentration of our hotels;
•	inability to compete effectively;
•	our concentration in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand;
•	our dependence on the performance of La Quinta, Wyndham and other third-party hotel managers and franchisors;
•	covenants in our hotel franchise and management agreements that limit or restrict the sale of our hotels or impose brand standards;
•	inability to maintain good relationships with La Quinta, Wyndham and other third-party hotel managers and franchisors;
•	delays or increased expense relating to our efforts to renovate, develop or redevelop our hotels;
•	seasonal and cyclical volatility in the lodging industry;
•	effect of severe weather, natural disasters, or other events resulting in property damage or disruption of hotel operations;
•	decreases in revenue without corresponding decreases in expenses;
•	the capital-intensive nature of our business;
•	risks resulting from significant investments in real estate;
•	risks posed by our acquisition, redevelopment, repositioning, renovation, and re-branding activities;
•

risks associated with dispositions of hotel properties, including our ability to successfully contract with qualified buyers and the risk that purchasers may not have access to capital or meet other requirements to complete the purchase;

•	required capital expenditures and costs associated with, or failure to maintain, brand standards;
•	the loss of a brand license at one or more of our hotels;
•	cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems;

•	the growth of internet reservation channels;
•

disruptions to the functioning or transition of the reservation systems, accounting systems or other technology programs for our hotels, including in connection with the planned migration from the La Quinta platform to the Wyndham platform, and other technology programs and system upgrades;

•	the cessation, reduction or taxation of program benefits of loyalty programs or our access to it;
•	risks of having a number of our hotels subject to ground leases;
•	unknown or contingent liabilities related to our hotels or any hotels we may acquire in the future;
•	disruptions to our ability to access capital at times and on terms reasonably acceptable to us;
•	the loss of senior executives;
•	risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor;
•	the results of the current or future audits by the Internal Revenue Service (“IRS”);
•	the nature and complexity of our structure and transactions and the related risk of successful challenges to our tax positions by the IRS or state and local taxing authorities;
•	our substantial indebtedness and related covenant restrictions limiting new indebtedness or use of proceeds from property dispositions;
•	risks related to qualifying and maintaining our qualifications as a real estate investment trust (“REIT”);
•	our ability to achieve and maintain effective internal control over financial reporting, including with respect to information obtained from our manager; and
•	the significant influence of affiliates of The Blackstone Group L.P. over us.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CorePoint Lodging Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 31, 2019 and December 31, 2018

(in millions, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Assets:
Real estate
Land	$691	$694
Buildings and improvements	2,572	2,562
Furniture, fixtures, and other equipment	383	387
Gross operating real estate	3,646	3,643
Less accumulated depreciation	(1,424)	(1,386)
Net operating real estate	2,222	2,257
Construction in progress	51	43
Total real estate, net	2,273	2,300

Right of use assets	27	—
Cash and cash equivalents	61	68
Accounts receivable	34	33
Other assets	44	54
Total Assets	$2,439	$2,455
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,013	$1,014
Mandatorily redeemable preferred shares	15	15
Accounts payable and accrued expenses	97	99
Dividends payable	12	12
Other liabilities	43	11
Deferred tax liabilities	7	7
Total Liabilities	1,187	1,158
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 50.0 million shares authorized as of March 31, 2019 and December 31, 2018; 15.0 thousand shares outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 1.0 billion shares authorized as of March 31, 2019 and December 31, 2018; 59.2 million and 59.5 million shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in-capital	967	974
Retained earnings (accumulated deficit)	281	319
Noncontrolling interest	3	3
Total Equity	1,252	1,297
Total Liabilities and Equity	$2,439	$2,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(in millions, except per share data)

	For the Three Months Ended March 31,
	2019	2018

REVENUES:
Rooms	$204	$192
Other	4	4
Total Revenues	208	196
OPERATING EXPENSES:
Rooms	93	87
Other departmental and support	31	29
Property tax, insurance and other	17	18
Management and royalty fees	21	—
Corporate general and administrative	8	24
Depreciation and amortization	44	37
Casualty (gain) loss and other, net	—	(1)
Total Operating Expenses	214	194
Operating Income (loss)	(6)	2
OTHER INCOME (EXPENSES):
Interest expense	(18)	(13)
Other income, net	2	—
Total Other Expenses, net	(16)	(13)
Loss from Continuing Operations before income taxes	(22)	(11)
Income tax benefit (expense)	(5)	1
Loss from Continuing Operations, net of tax	(27)	(10)
Loss from discontinued operations, net of tax	—	(5)
Net loss attributable to CorePoint Lodging stockholders	$(27)	$(15)
Earnings (loss) per share:
Basic and diluted from continuing operations	$(0.47)	$(0.17)
Basic and diluted from discontinued operations	-	(0.09)
Basic and diluted earnings (loss) per share	$(0.47)	$(0.26)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(in millions)

	For the Three Months Ended March 31,
	2019	2018

Net loss attributable to CorePoint Lodging stockholders	$(27)	$(15)
Cash flow hedge adjustment, net of tax	—	3
Comprehensive net loss attributable to CorePoint Lodging stockholders	$(27)	$(12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(in millions, except per share data)

	Equity Attributable to CorePoint Lodging Stockholders
	Common Stock		Treasury Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount

Balance as of January 1, 2018	58.7	$1	$(212)	$1,181	$(144)	$(1)	$3	$828
Cumulative-effect adjustment from the adoption of new revenue accounting standard	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	(15)	—	—	(15)
Equity-based compensation	—	—	—	4	—	—	—	4
Cash flow hedge adjustment, net of tax	—	—	—	—	—	3	—	3
Balance as of March 31, 2018	58.7	$1	$(212)	$1,185	$(174)	$2	$3	$805

Balance as of January 1, 2019	59.5	$1	$—	$974	$319	$—	$3	$1,297
Cumulative-effect adjustment from the adoption of new lease accounting standard	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	(27)	—	—	(27)
Dividends on common stock ($0.20 per share)	—	—	—	—	(12)	—	—	(12)
Equity-based compensation	0.4	—	—	2	—	—	—	2
Purchase of common stock	(0.7)	—	—	(9)	—	—	—	(9)
Balance as of March 31, 2019	59.2	$1	$—	$967	$281	$—	$3	$1,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(in millions)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$(27)	$(15)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46	40
Amortization of deferred costs and other assets	4	3
Equity-based compensation expense	2	3
Deferred tax benefit	—	(2)
Other, net	—	(2)
Changes in assets and liabilities:
Accounts receivable	(4)	(2)
Other assets	7	(3)
Accounts payable and accrued expenses	(1)	(14)
Other liabilities	3	—
Net cash provided by operating activities	30	8
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(22)	(40)
Insurance proceeds related to real estate casualties	2	4
Proceeds from sale of real estate	5	4
Net cash used in investing activities	(15)	(32)
Cash flows from financing activities:
Repayment of debt	(4)	(4)
Dividends on common stock	(12)	—
Purchase of common stock	(6)	—
Net cash used in financing activities	(22)	(4)
Decrease in cash and cash equivalents	(7)	(28)
Cash and cash equivalents at the beginning of the period	68	141
Cash and cash equivalents at the end of the period	$61	$113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Business

CorePoint Lodging Inc., a Maryland corporation (“we,” “us,” “our,” “CorePoint,” or the “Company”) is a nationwide lodging real estate company, primarily serving the upper mid-scale and mid-scale segments, with a portfolio of select service hotels located in the United States (“U.S.”). We have operated as an independent, self-administered, publicly traded company since May 30, 2018.

The following table sets forth the number of owned and joint venture hotels and approximate number of rooms at such hotels as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019		December 31, 2018
	# of hotels	# of rooms	# of hotels	# of rooms

Owned (1)	312	39,900	314	40,200
Joint Venture	1	200	1	200
Totals	313	40,100	315	40,400

(1)	As of March 31, 2019 and December 31, 2018, owned hotels includes one hotel designated as assets held for sale.

For U.S. federal income tax purposes, we intend to make an election to be taxed as a real estate investment trust (“REIT”), effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. As a REIT, the Company is generally not subject to federal corporate income tax on the portion of its net income that is currently distributed to its stockholders.  To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage its hotels. Therefore, the Company leases the hotel properties to CorePoint TRS L.L.C., the Company's wholly-owned taxable REIT subsidiary ("TRS"), which engages third-party eligible independent contractors to manage the hotels. TRS is subject to federal, state and local income taxes. Also, to maintain REIT status, we must distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. We intend to meet our distribution requirements as required by the Code.

On May 30, 2018, La Quinta Holdings Inc., a Delaware corporation (“LQH Parent,” and together with its consolidated subsidiaries, “LQH”) completed the separation of its hotel ownership business from its hotel franchise and hotel management business. The separation was made as part of a plan to spin off LQH’s hotel ownership business into a stand-alone, publicly traded company, CorePoint (“Spin-Off”) prior to the merger (“Merger”) of LQH Parent with a wholly-owned subsidiary of Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide” and including its subsidiaries and affiliates, “Wyndham”). As part of the Spin-Off and Merger, Wyndham became franchisor and manager of our hotel operations.  For additional discussion of the Spin-Off and the financial presentation, see Note 3 “Discontinued Operations.” Unless otherwise noted, all disclosures in the notes accompanying the unaudited condensed consolidated financial statements reflect only continuing operations.

Interim Unaudited Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”). Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our consolidated financial position as of March 31, 2019 and December 31, 2018, and our consolidated results of operations and cash flows for the periods ended March 31, 2019 and 2018.  Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term activities and the dispositions of hotel properties. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report.

Subsequent to May 30, 2018, the accompanying unaudited condensed consolidated financial statements include the accounts of the Company. The historical unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018 represent the financial position and results of operations of entities that were under the common control of the accounting predecessor, LQH Parent.

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

Reclassifications

Certain line items on the condensed consolidated statements of operations for the three months ended March 31, 2018 have been reclassified to conform to the current period presentation following the Spin-Off. These reclassifications had no impact on our net income (loss) or financial position and were made in order to conform to presentations consistent with other REIT lodging companies and reflect the results of discontinued operations. See Note 3 “Discontinued Operations” for additional information.

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

Leasehold improvements are depreciated over the shorter of the underlying lease term or the useful lives of the related assets.

We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third party contract labor, materials, professional design and other direct costs, and during the redevelopment and renovation period interest, real estate taxes and insurance costs. The interest, real estate taxes and insurance capitalization period begins when the activities related to the development have begun and ceases when the project is substantially complete and the assets are held available for use or occupancy. Once such a project is substantially complete and the associated assets are ready for intended use, interest, real estate taxes and insurance costs are no longer capitalized. Normal maintenance and repair costs are expensed as incurred.

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

We did not record any impairment loss for the three months ended March 31, 2019 or 2018.

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

The Company classifies assets as held for sale when criteria are met in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our condensed consolidated balance sheet, and we cease recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.

Cash and Cash Equivalents

We classify all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair market value.

We classify cash and cash equivalents as restricted cash when contractual agreements or arrangements impose restrictions on our ability to freely access and utilize the cash and cash equivalent amounts.

Accounts Receivable

Accounts receivable primarily consists of receivables due from hotel guests, credit card companies and insurance settlements and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when collection is not probable and collection efforts have generally ceased. We record uncollectible operating lease receipts as a direct offset to room revenues. We record uncollectible other customer revenues to bad debt expense.  Our insurance settlement receivables included in accounts receivable are recorded based upon the terms of our insurance policies and our estimates of insurance losses. We recognize business interruption claims as revenue when collected and accordingly our accounts receivable do not include any amounts related to estimated business interruption claim recoveries. As of March 31, 2019 and December 31, 2018, the Company had $11 million and $13 million of insurance settlement receivables, respectively.

Debt and Deferred Debt Issuance Costs

Deferred debt issuance costs include costs incurred in connection with issuance of debt, including costs associated with the entry into our loan agreements and revolving credit facility, and are presented as a direct reduction from the carrying amount of debt. These debt issuance costs are deferred and amortized to expense on a straight-line basis over the term of the debt, which approximates the effective interest amortization method. This amortization expense is included as a component of interest expense. When debt is paid prior to its scheduled maturity date and the underlying terms are materially modified, the remaining carrying value of deferred debt issuance costs, along with certain other payments to lenders, is included in loss on extinguishment of debt.

Lessee Accounting

We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases effective January 1, 2019. See “Newly Adopted Accounting Standards” below.

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for ground leases, where the asset is classified within “right of use assets” and the operating lease liability is classified within “other liabilities” in our consolidated balance sheets. We elected the practical expedient to combine our lease and related non-lease components.

Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of payments based on a rate or index established subsequent to the lease commencement date and non-lease services related to the ground lease, primarily real estate taxes. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date on a fully levered basis in determining the present value of lease payments. Extension options on our ground leases are included in our minimum lease terms when they are reasonably certain to be exercised. In our evaluation of the lease term, we consider other arrangements, primarily our debt and franchise agreements, which may have economic consequences related to failure to renew certain ground leases. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

We have elected the short-term lease recognition exemption and applied it to our short-term corporate office lease because the remaining term had a lease term of less than twelve months. We are not a lessee for any other significant leases.

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

As of March 31, 2019, our only derivative, an interest rate cap, is an undesignated hedge instrument.

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, using the modified retrospective transition method. We also adopted ASC Topic 842, Leases, effective January 1, 2019, using the modified retrospective transition method. There was no material impact to revenues or continuing operations in our financial statements due to the change in either of these accounting policies. The information in this section describes our current revenue recognition policies. See “Newly Adopted Accounting Standards” below for additional information related to the adoption.

Our revenues primarily consist of operating lease revenues from room rentals, which are accounted for under GAAP in accordance with lease accounting standards. Room revenue is recognized as earned on a daily basis, net of customer incentive discounts, cash rebates, and refunds.  Other lease revenues primarily include lease revenue from restaurants, billboards and cell towers, all of which are operating leases.  Such leases are recognized on a straight-line basis over the term of the lease when collections are considered probable and as earned and collected when collections are not considered probable. Uncollectible lease amounts are recorded as a direct offset to revenues.

As a lessor, our operating leases do not contain material extension options, purchase options or require significant assumptions or judgments.

Customer revenues include other hotel guest revenues generated by the incidental support of hotel operations and are recognized under the revenue accounting standard as the service obligation is completed.

Purchase of Common Stock

Purchases of common stock are recorded on the trade date at cost, including commissions and other costs, through a removal of the stated par value with the excess recorded as additional paid-in-capital.

Equity-Based Compensation

We have a stock-based incentive award plan for our employees and directors, which primarily includes time-based and performance-based awards. We recognize the cost of services received in an equity-based payment transaction with an employee or director as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. Measurement for these equity awards is the estimated fair value at the grant date of the equity instruments.

The equity-based compensation expense is recognized for awards earned or expected to be earned. Accordingly, the compensation expense for all equity awards is recognized straight-line over the vesting period of the last separately identified vesting portion of the award. Forfeitures for time-based and market-based performance awards are recognized as they occur. Performance awards with targets other than market-based are assessed at each balance sheet date with respect to the expected achievement of the target. Equity-based compensation expense is classified in corporate general and administrative expenses. Dividend equivalent payments related to unvested employee and director awards are charged to general and administrative expenses.

Income Taxes

Subsequent to the Spin-Off, we are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT for U.S. federal income tax purposes. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2019 related to our REIT operations; however, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes.  The Company was also subject to U.S. federal, state, local and foreign income taxes prior to the Spin-Off.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law. The Tax Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing limitations on net operating loss (“NOL”) carryovers, and allowing ordinary dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018, and accordingly, we have measured our federal tax expense at 21%.

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

Substantially all of our revenues are derived from our lodging operations and our wholly-owned hotels.  Lodging operations are particularly sensitive to adverse economic and competitive conditions and trends, which could adversely affect the Company’s business, financial condition and results of operations.  We have a concentration of hotels operating in Texas, Florida and California.

The number of hotels, percentages of total hotels and the percentages of our total revenues, excluding revenue from discontinued operations, from these states for the three months ended March 31, 2019 is as follows:

	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Texas	68	22%	21%
Florida	49	16%	22%
California	21	6%	10%
Total	138	44%	53%

Our geographic concentration has not significantly changed from the three months ended March 31, 2018 or year ended December 31, 2018.

Segment Reporting

Our hotel investments have similar economic characteristics and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker, the Company's Chief Executive Officer, reviews our financial information on an aggregated basis. As a result, we have concluded that we have one operating and reportable business segment.

Principal Components of Expenses

As more fully explained in Note 16, “Commitments and Contingencies – Hotel Management and Franchise Agreements,” a third-party  management company is responsible for the day to day operations of our hotels.  For many expenses, the manager directly contracts for the services in the capacity as a principal, and we reimburse our manager in accordance with the agreements.  We present the following expense components and only classify the fee portion of expense as management and royalty fees.  We classify all amounts owed to our manager and the franchisor in accounts payable and accrued expenses.

Rooms—These expenses include hotel expenses of housekeeping, reservation systems (per our franchise agreements), room, breakfast and other room supplies and front desk costs.

Other departmental and support— These expenses include labor and other expenses that constitute non-room operating expenses, including parking, telecommunications, non-room supplies, on-site administrative departments, sales and marketing, loyalty program, recurring repairs and maintenance and utility expenses.

Property tax, insurance and other— These expenses consist primarily of real and personal property taxes, other local taxes, operating lease ground rent and insurance.

Casualty (gain) loss and other, net—These expenses primarily include casualty losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane or significant casualty in excess of related insurance proceeds.

Newly Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements.  While some disclosures have been removed or modified, new disclosures have been added.  The guidance is effective for us January 1, 2020.  Early adoption is permitted, where the Company is permitted to early adopt the portion of the guidance regarding the removal or modification of the fair value measurement disclosures while waiting to adopt the requirement regarding additional disclosures until the effective date.  We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures, but do not expect the implementation of this guidance to have a material impact on our condensed consolidated financial position and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The guidance is currently expected to apply to our trade receivables and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for us January 1, 2020. Historically, credit losses have not been material to the Company. We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures but do not expect the implementation of this guidance to have a material impact on our condensed consolidated financial position and results of operations.

Newly Adopted Accounting Standards

Effective January 1, 2019, we adopted Topic 842, Leases, which established new lease accounting standards for lessees and lessors. For lessees, the new standard requires balance sheet recognition of a right of use asset and lease liability for virtually all leases. At adoption, this primarily related to our ground leases.  The amount recognized is generally equal to the present value of the lease payments, based on our incremental borrowing rate. In determining our incremental borrowing rate, we considered fully leveraged secured real estate borrowings. For lessors, the new standard requires leases to be classified as operating or sales type.  All of our leases are, and are anticipated to be, operating leases. Operating leases under the new standard are generally accounted for consistently with the prior lease accounting standards.

We adopted the new standard using the following practical expedients and policy adoptions:

•	Modified retrospective transition method, where lease balances as of the adoption date are based on the remaining lease payments as previously accounted for.
•	Periods prior to the period of adoption are not restated, including disclosures.
•	The lease classification and direct costs for leases in place as of the date of adoption are not reassessed, including land easements.
•	Lease term at the date of adoption is based on all known facts as of the adoption date.
•

For leases where we are the lessor, no separation of a lease into a lease and non-lease component, as provided in the practical expedient. Amounts related to sales taxes collected by us and remitted to the taxing authorities are not included in room revenues.  Insurance and real estate taxes, where the lessee is directly responsible for the payment to the vendor or taxing authority, are also not included in revenue.

•	For leases where we are the lessee, the short-term lease exception for leases with a remaining term of less than one year.

As a lessee, our recognition of lease revenue was substantively consistent with previous guidance and accordingly, the adoption of the lessor portion of the new standard did not have a material effect on our financial statements. As a lessee, the adoption of the new lease standard resulted in the recognition of right of use assets and lease liabilities, primarily related to our ground leases. As of January 1, 2019, right of use assets and lease liabilities of $27 million and an increase of $1 million to retained earnings were recognized. For the three months ended March 31, 2019, the new standard did not have a material effect to our statement of operations. See Note 10 “Revenue” and Note 16 “Commitments and Contingencies” for additional information on our lease accounting.

Effective January 1, 2019, we adopted ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this standard, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company accounts for its share-based payments to members of its board of directors in the same manner as share-based payments to its employees. Other than to members of our board of directors, the Company does not award share-based payments to any nonemployees. The adoption of this standard did not have a material effect on our financial statements.

Effective January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for incidental hotel revenue will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard where we recorded a net reduction to opening retained earnings of approximately $15 million, net of tax, which relates primarily to our discontinued operations. The adoption of this standard did not have a material impact on our continuing operations.

From time to time, new accounting standards are issued by the FASB or other standards-setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently adopted or recently issued standards that are not yet effective have not or will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3. DISCONTINUED OPERATIONS

As discussed in Note 1 “Organization and Basis of Presentation,” LQH Parent completed the Spin-Off on May 30, 2018. As part of the Spin-Off closing, LQH Parent distributed to its stockholders all the outstanding shares of CorePoint common stock. Each holder of LQH Parent common stock received one share of CorePoint common stock for each share of LQH Parent common stock held  by such holder on the record date after giving effect to a reverse stock split, whereby each share of the common stock of LQH Parent (par value $0.01) was reclassified and combined into one half of a share of the common stock of LQH Parent (par value $0.02).

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

In accordance with GAAP, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations for all periods presented. Additionally, our condensed consolidated financial statement presentation was modified to be more consistent with other REIT lodging companies and reflects the results of discontinued operations.

Because the separation was a spin-off among stockholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of the Company’s former hotel franchise and hotel management accounts are removed at their historical cost with an offsetting amount to stockholders’ equity. The amount recognized will be adjusted in future reporting periods as the amount recorded is preliminary pending the finalization of various items including the final determination of the tax liabilities associated with the transaction and the settlement of other remaining considerations with Wyndham. As these matters are finalized pursuant to the transaction agreements, the Company will record an adjustment to its assets or liabilities accounts with an offsetting amount to stockholders’ equity. Additionally, as the Spin-Off was a taxable spin, Wyndham reserved $240 million to cover the tax payment for the Spin-Off, fully assuming all federal and state income taxes related to the Spin-Off and the period from January 1, 2018 to the May 30, 2018 Spin-Off date (the “Spin-Off Date”).  Any residual amount of the reserve in excess of the tax payment will be remitted to the Company. Any related tax payment in excess of such reserve is the responsibility of Wyndham with the Company responsible for either delivering to Wyndham cash equal to the excess or issuing shares of common stock to Wyndham in lieu of such cash payment. Any such shares issued to Wyndham would be subject to a registration rights agreement. As these tax valuations are completed and the estimates are refined and finalized, the impact of the reorganization and separation from LQH on stockholders’ equity will be adjusted.

There was no activity related to discontinued operations for the three months ended March 31, 2019.

The following table summarizes the results of the hotel franchise and hotel management business which are presented as discontinued operations for the three months ended March 31, 2018 (in millions):

FRANCHISE, MANAGEMENT AND OTHER FEE BASED REVENUES	$33
OPERATING EXPENSES
Corporate, general, administrative and marketing	28
Depreciation and amortization	2
Total Operating Expenses	30
Operating Income	3
OTHER EXPENSES:
Interest expense	(9)
Total Other Expenses	(9)
Loss Before Income Taxes	(6)
Income tax benefit	1
Loss from Discontinued Operations, net of tax	$(5)

 As permitted under GAAP, the Company has elected not to adjust the condensed consolidated statements of cash flows for the three months ended March 31, 2018 to exclude cash flows attributable to discontinued operations. As such, the following table presents selected financial information of LQH Parent included in the condensed consolidated statements of cash flows for the three months ended March 31, 2018 (in millions):

Non-cash items included in net income (loss):
Depreciation and amortization	$2
Amortization of deferred costs	1
Equity-based compensation expense	2

Investing activities:
Capital expenditures	$3

NOTE 4. INVESTMENTS IN REAL ESTATE

During the three months ended March 31, 2019, two hotels were sold for gross proceeds of $5 million resulting in a gain on sale of less than $0.1 million. Net proceeds were used to pay down the CMBS Facility (as defined in Note 6 “Debt”).  During the three months ended March 31, 2018, one hotel was sold for gross proceeds of $5 million resulting in a gain on sale of $0.5 million.

Depreciation expense related to buildings and improvements, furniture, fixtures and other equipment was $44 million and $37 million for the three months ended March 31, 2019 and 2018, respectively.

Construction in progress primarily includes capitalized costs for ongoing projects that have not yet been put into service.

We have pledged substantially all of our hotels as collateral for the CMBS Facility.

NOTE 5. OTHER ASSETS

The following table presents other assets as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018

Lender and other escrows	$19	$20
Prepaid expenses	3	6
Intangible assets, net	5	5
Federal and state tax receivables	—	4
Assets held for sale	3	3
Other assets, primarily hotel supplies	14	16
Total other assets	$44	$54

Assets held for sale as of March 31, 2019 and December 31, 2018 represent one hotel.

As required by the CMBS Loan Agreement, we entered into an interest rate cap agreement on May 30, 2018 with a notional amount of $1.035 billion and a one-month London Interbank Offering Rate (“LIBOR”) interest rate cap of 3.25% that expires on July 15, 2020 (the “Interest Rate Cap Agreement”). The Interest Rate Cap Agreement is for a period equal to the existing term of the CMBS Facility (as defined in Note 6 “Debt”) and has a notional amount equal to or greater than the then outstanding principal balance of the CMBS Facility. The Company did not designate the interest rate cap as a hedge.  As of March 31, 2019 and December 31, 2018, the net carrying amount of the interest rate cap was less than $0.1 million and $0.2 million, respectively.

NOTE 6.  DEBT

The following table presents the carrying amount of our debt as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018	Interest Rate as of March 31, 2019 (1)	Maturity Date

CMBS Facility	$1,031	$1,035	One-month LIBOR + 2.75%	2020	(2)
Revolving Facility	—	—	One-month LIBOR + 4.50%	2020	(3)
	1,031	1,035
Less deferred finance costs	(18)	(21)
Total debt, net	$1,013	$1,014
(1)	One-month LIBOR at March 31, 2019 was 2.49%.
(2)	After maturity in 2020, includes five one-year extension options at the Company’s option, subject to certain conditions.
(3)	After maturity in 2020, includes one one-year extension option at the Company’s option, subject to certain conditions.

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

The interest rate for the Term Facility from January 1, 2018 to March 6, 2018 was LIBOR plus 2.75% and for the period from March 7, 2018 to May 30, 2018 was LIBOR plus 3.00%.

CMBS Facility

On May 30, 2018, certain indirect wholly-owned subsidiaries of CorePoint (collectively, the “CorePoint CMBS Borrower”), TRS and CorePoint Operating Partnership L.P. (“CorePoint OP”) entered into a loan agreement (the “CMBS Loan Agreement”), pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for substantially all of our wholly-owned and ground leased hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”). The proceeds from the CMBS Facility were used to facilitate the repayment of part of LQH Parent’s existing debt. In addition, simultaneously with the closing of the Merger, Wyndham repaid, or caused to be repaid, the Term Facility.

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

The CMBS Facility has an initial term of two years, maturing June 9, 2020, with five one-year extension options, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement. No regular principal payments are due prior to the scheduled or extended maturity date. The CMBS Facility is pre-payable in whole or in part subject to payment of (i) all accrued interest through the end of the applicable accrual period and (ii) prior to the payment date in December 2019 a spread maintenance premium and in certain cases third party LIBOR breakage costs. Notwithstanding the above, the CorePoint CMBS Borrower is permitted to prepay the CMBS Facility by an amount not to exceed 20% of the original principal balance of the CMBS Facility, in the aggregate without payment of any spread maintenance premium and the spread maintenance premium for prepayments after the payment date in November 2019 will be zero.

The Company may obtain the release of individual properties from the CMBS Facility, provided that certain conditions of the CMBS Loan Agreement are satisfied.  The most restrictive of these conditions provide that after giving effect to such release, the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”).  However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by the Company and (ii) the amount necessary to satisfy the Release Debt Yield.  Accordingly, such CMBS Loan Agreement release provisions could affect the Company’s ability to sell properties or restrict the use of sale proceeds only to the prepayment of the CMBS Facility.  During the three months ended March 31, 2019, in connection with the sale of two secured hotel properties, $4 million of the net sales proceeds were used to pay down the principal of the CMBS Facility.

The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events,  restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of March 31, 2019, the Company believes it was in compliance with these covenants.

At the closing of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account approximately $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, the CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts during the continuation of an event of default under the loan or if and while the Debt Yield for the CMBS Facility falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters. During such an event, the lender will use the funds to pay all monthly amounts due under the CMBS Facility loan documents including, but not limited to, required ongoing reserves, debt service and fees for the CMBS Facility and Revolving Facility and property operating expenses. Any remaining funds after the payment of such expenses will be held under the control of the Lender in an excess cash flow account and such amounts will not be available to the CorePoint CMBS Borrower until such events are cured, except that, if no event of default is continuing and there is no bankruptcy event with respect to the CorePoint CMBS Borrower, the Lender will make such funds available to the CorePoint CMBS Borrower for the payment of certain expenses, including, among other things, various operating expenses and dividends, and distributions and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower. As of March 31, 2019, the Company believes it was in compliance with these covenants.

Revolving Facility

Also on May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP, and CorePoint OP entered into the Revolver Credit Agreement providing for the $150 million Revolving Facility (“Revolving Facility”). The Revolving Facility will mature on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility. Upon consummation of the Spin-Off, $25 million was drawn on the Revolving Facility and repaid on August 3, 2018.  As of and for the three months ended March 31, 2019, no amounts were outstanding under the Revolving Facility and the entire $150 million was available to be drawn by us.

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

The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults. The most restrictive of these are a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, as defined, and tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility. As of March 31, 2019, the Company believes it was in compliance with these covenants.

The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower (collectively, the “Revolver Subsidiary Guarantors”). The CorePoint Revolver Borrower’s obligations under the Revolving Facility and any hedging or cash management obligations are secured by (i) a perfected first-lien pledge of all equity interests in the CorePoint Revolver Borrower, all equity interests in any Revolver Subsidiary Guarantor and, subject to certain exceptions, all equity interests in certain of the CorePoint CMBS Borrower subsidiaries and (ii) a perfected first-priority security interest in the CorePoint Revolver Borrower’s conditional controlled deposit account.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities include the following as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019	December 31, 2018

Due to hotel manager	$49	$44
Real estate taxes	15	23
Sales and occupancy taxes	12	8
Interest	3	3
Other accounts payable and accrued expenses	18	21
Total accounts payable and accrued expenses	$97	$99

Operating lease liabilities	$27	$—
Below market leases, net	6	6
Share repurchase	2	—
Other liabilities	8	5
Total other liabilities	$43	$11

With our adoption of the new lease standard, effective January 1, 2019, we recorded a lease liability of $27 million related to our ground leases. As of March 31, 2019, the incremental borrowing rate and the remaining maturity for these ground leases was a weighted average of 8.7% and 30 years, respectively.

NOTE 8.  PREFERRED STOCK

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

The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. As of March 31, 2019, we pay a cash dividend on the Series A Preferred Stock equal to 13% per annum, payable quarterly. If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we will be required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. As of March 31, 2019, none of these ratios have been exceeded and we have not triggered any of the events that would result in an increased dividend rate.

The Series A Preferred Stock is senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company.

The Series A Preferred Stock is mandatorily redeemable by us in 2028, upon the tenth anniversary of the date of issuance. Beginning in 2025, upon the seventh anniversary of the issuance of the Series A Preferred Stock, we may redeem the outstanding Series A Preferred Stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the Series A Preferred Stock may also require us to redeem the Series A Preferred Stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon (and a premium if the change of control occurs prior to the seventh anniversary of the issuance of the Series A Preferred Stock). Due to the fact that the Series A Preferred Stock is mandatorily redeemable, the preferred shares are classified as a liability on the accompanying condensed consolidated balance sheet, and dividends on these preferred shares are classified as interest expense in the accompanying condensed consolidated statements of operations.

Holders of Series A Preferred Stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock.  If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable.

NOTE 9. STOCKHOLDERS’ EQUITY

On March 21, 2019, our Board of Directors authorized a $50 million share repurchase program. Under the program, the Company may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC. The amount and timing of any repurchases made under the share repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.  Through March 31, 2019, the Company acquired 0.7  million shares at a weighted average cost per share of $10.72.

NOTE 10. REVENUE

Revenue for the three months ended March 31, 2019 is comprised of the following components (in millions):

Three Months Ended March 31, 2019

Operating lease revenues:
Rooms	$204
Other	1
Total lease revenues	205

Customer revenues	3
Total revenues	$208

Operating lease revenues other primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food.

For the three months ended March 31, 2019, variable lease revenue was $0.1 million.

NOTE 11. INCOME TAXES

Subsequent to the Spin-Off the Company intends to elect to be taxed as a REIT with the filing of its U.S. federal income tax return for the year ended December 31, 2018. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders; however, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes. Tax benefit related to discontinued operations in the amount of $1 million is recorded in “loss from discontinued operations, net of tax” in our statement of operations.

From January 1, 2018 to the Spin-Off Date, all of the taxable income from operations (both continuing and discontinued operations) and the tax gain from the Spin-Off will be included in the U.S. federal and state income tax returns of LQH and Wyndham will be responsible for their payment. However, in accordance with GAAP, the tax expense for the three months ended March 31, 2018 associated with our continuing operations is included in our current tax expense.

The following table presents the Company’s income tax (expense) benefit for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Current tax expense	$(5)	$(1)
Deferred tax benefit	—	2
Total income tax (expense) benefit	$(5)	$1

The provision for the three month period ended March 31, 2019 differs from the statutory federal tax rate of 21%, primarily due to the impact of the REIT election and state income taxes.  The provision for the three month period ended March 31, 2018 differs from the statutory federal tax rate of 21% primarily due to the impact of certain restructuring costs and state income taxes.

NOTE 12. EQUITY-BASED COMPENSATION

Our 2018 Omnibus Incentive Plan (the “Plan”), as amended, authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. A total of 8 million shares of common stock has been authorized for issuance under the Plan and approximately 7 million shares of common stock are available for issuance as of March 31, 2019.

As of March 31, 2019, the Company has RSAs, RSUs and PSUs outstanding. The RSAs and RSUs are time-based, where the awards vest over time, generally three to four years, and are not subject to future performance targets. RSAs and RSUs are initially recorded at the Company’s common stock market price at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of March 31, 2019, these performance targets relate to relative and absolute total shareholder returns, as defined, which are treated as market-based conditions. Accordingly, these market-based PSUs are recorded at the fair value of the award using a Monte Carlo simulation valuation model. The currently outstanding PSUs vest over two to three years.  RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events.

In connection with the Spin-Off, the Company entered into an agreement with LQH Parent to modify all outstanding awards granted to the employees of LQH Parent. The agreement generally provided that, as of the separation, holders of such awards were entitled to receive CorePoint equity-based, time-vesting, compensation awards. Generally, all such CorePoint equity-based compensation awards (except for the LQH Parent PSUs, as described below) retain the same terms and vesting conditions as the original LQH Parent equity-based compensation awards to which such awards relate. Under the agreement, holders of LQH Parent RSAs and LQH Parent RSUs received RSAs and RSUs.  Holders of LQH Parent PSUs received RSAs. The number of shares subject to such converted awards were calculated based on adjustments to LQH Parent’s equity-based awards using the distribution ratio in the agreement and assumed a majority of the performance-vesting awards vest at target performance levels.  Performance-based vesting with respect to the converted LQH Parent PSUs were removed, and instead the CorePoint converted equity-based awards will vest, subject to the holder’s continued employment with La Quinta or CorePoint, as applicable, through the last date of the original performance period (as defined in the applicable LQH Parent PSU grant notice) to which such awards relate, effectively transforming the PSU awards into time-vesting equity awards. Following the Spin-Off, the compensation expense related to these replacement equity-based compensation awards for the employees of La Quinta is incurred by La Quinta.  The compensation expense related to these replacement equity-based compensation awards for the employees of CorePoint is incurred by CorePoint. Dividends related to these replacement awards, which are awarded as additional grants settled at the respective vesting of the grants, are charged to CorePoint retained earnings on the dividend payment date.

For the three months ended March 31, 2019, and 2018, we recognized $2 million and $1 million, respectively, of equity-based compensation expense in continuing operations.

For the three months ended March 31, 2018, we recognized $2 million of equity-based compensation expense in discontinued operations.  No equity-based compensation expense was recognized in discontinued operations for the three months ended March 31, 2019.

The following table summarizes the activity of our RSAs, RSUs and PSUs during the three months ended March 31, 2019 (because of the Spin-Off and the stock compensation restructuring described above, activity prior to 2019 is not presented):

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	884,068	$20.50	—	$—	14,624	$5.77
Granted	351,276	10.58	447,527	6.99	239	12.43
Vested	(74,810)	3.00	—	—	—	—
Forfeited	(811)	6.85	—	—	—	—
Outstanding at March 31, 2019	1,159,723	$18.64	447,527	$6.99	14,863	$5.88

RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings per share.

NOTE 13. EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. Dilutive securities include equity-based awards as discussed in Note 12 “Equity-Based Compensation.”

As described in Note 3 “Discontinued Operations,” on May 30, 2018, LQH Parent stockholders of record as of May 18, 2018, received one share of CorePoint common stock for each share of LQH Parent common stock held after giving effect to the reverse stock split. Basic and diluted net income (loss) per share for the three months ended March 31, 2018 is calculated using the weighted average number of basic, dilutive and anti-dilutive shares of common stock outstanding during the periods, as adjusted for the one-to-two distribution ratio.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018 (in millions, except per share data):

	For the Three Months Ended March 31,
	2019	2018

Numerator:
Loss from Continuing Operations, net of tax	$(27)	$(10)
Loss from Discontinued Operations, net of tax	-	(5)
Net loss attributable to CorePoint Lodging stockholders	$(27)	$(15)
Denominator:
Weighted average number of shares outstanding, basic	58.6	58.2
Weighted average number of shares outstanding, diluted	58.6	58.2

Basic and diluted earnings (loss) per share from continuing operations	$(0.47)	$(0.17)
Basic and diluted earnings (loss) per share from discontinued operations	—	(0.09)
Basic and diluted earnings (loss) per share	$(0.47)	$(0.26)

The earnings per share amounts are calculated using unrounded amounts and shares which result in differences in rounding of the presented per share amounts.

NOTE 14. FAIR VALUE MEASUREMENTS

As of March 31, 2019 and December 31, 2018, our only fair value measurement on a recurring basis relates to our interest rate cap, which is classified within other assets.  As of March 31, 2019 and December 31, 2018, the fair value was approximately less than $0.1 million and $0.2 million, respectively, determined as Level 2 under the fair value hierarchy. For the three months ended March 31, 2019, we recorded interest expense of $0.2 million related to the change in fair value of the interest rate cap.

As of March 31, 2018, our fair value measurement on a recurring basis related to our interest rate swap.  As of March 31, 2018, the fair value of the interest rate swap was $3 million.  For the three months ended March 31, 2018, we recorded $3 million to other comprehensive gain in our condensed consolidated statement of comprehensive income.

For the three months ended March 31, 2019 and 2018, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt - CMBS Facility(1)(2)	$1,031	$1,031	$1,035	$1,035
Mandatorily redeemable preferred shares(1)	15	16	15	15

(1)	Classified as Level 3 under the fair value hierarchy.
(2)	Carrying amount excludes deferred finance costs of $18 million as of March 31, 2019 and $21 million as of December 31, 2018.

We estimate the fair value of our debt and mandatorily redeemable preferred stock by using discounted cash flow analysis based on current market inputs for similar types of arrangements, including prepayment terms. As our debt instruments predominantly have interest rates set by floating rates and due to the recent issuance of the instruments, we have estimated that the contractual interest rates approximate their market rate. Fluctuations in these assumptions will result in different estimates of fair value.

We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows approximate fair value as of March 31, 2019 and December 31, 2018, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances.

NOTE 15. RELATED PARTY TRANSACTIONS

LQH Parent

In connection with the Spin-Off and Merger, CorePoint entered into several agreements with LQH Parent prior to consummation of the Spin-Off, which set forth the principal transactions required to effect CorePoint’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint, LQH and Wyndham after completion of the Spin-Off. These agreements also include arrangements with respect to transitional services to be provided by LQH to CorePoint. In addition, prior to the Spin-Off, CorePoint entered into agreements, including long-term hotel management and franchise agreements for each of its hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off.

Other Related Parties

Prior to April 14, 2014, LQH and predecessor entities were owned and controlled by The Blackstone Group L.P. and its affiliates (collectively, “Blackstone”). Subsequent to April 14, 2014, Blackstone has owned a noncontrolling ownership interest.  As of March 31, 2019, Blackstone beneficially owned approximately 30% of our common stock outstanding.

In connection with the Spin-Off and prior to securitization of the CMBS Facility, approximately $518 million of the aggregate principal amount of our debt was held by Blackstone. During the third quarter of 2018, Blackstone contributed the $518 million loan to a single asset securitization vehicle and invested in a $99 million subordinate risk retention interest issued by such securitization vehicle.  Total interest payments made to Blackstone in regard to the $99 million subordinate risk retention interest for the three months ended March 31, 2019 were approximately $2 million.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The amounts paid for these products and services were approximately $0.1 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively. Subsequent to the Spin-Off, these products and services are contracted independently by our hotel manager and are not included in the amounts above.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

Hotel Management and Franchise Agreements

Management Fees

On May 30, 2018, the Company entered into separate hotel management agreements with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined.  The term of the management agreements is 20 years, subject to two renewals of five years each, at LQM’s option.  There are penalties for early termination.

LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. We have consultative and limited approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel. We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees, general liability insurance and other costs that the manager incurs to operate the hotels.

For the three months ended March 31, 2019, our management fee expense was $11 million.

Royalty Fees

On May 30, 2018, we entered into separate hotel franchise agreements with La Quinta Franchising LLC (“LQ Franchising”). As of March 31, 2019, 312 of our franchise agreements were with LQ Franchising. Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards.

Our franchise agreements require that we pay a 5% royalty fee on gross room revenue. The term of the franchise agreements is through 2038, subject to one renewal of ten years, at the franchisor’s option. There are penalties for early termination. For the three months ended March 31, 2019, our royalty fee expense was $10 million.

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

Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance. However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice.  The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028.  At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice.  As of March 31, 2019, no such notices have been received; however, approximately 64% of our hotels are potentially eligible for such capital expenditure requirements.  Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements.  We expect to meet these requirements primarily through our recurring capital expenditure program.  As of March 31, 2019, $15 million was held in lender escrows that can be used to finance these requirements.

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

Tax Contingencies

Under the terms of the Spin-Off and Merger agreements, we retained any liabilities arising from LQH federal, state or local income tax obligations through tax years ended December 31, 2014. Wyndham assumed LQH federal, state or local income tax obligations for LQH tax periods thereafter through and including the Spin-Off Date.

Additionally, as the Spin-Off was a taxable spin, Wyndham reserved $240 million to cover their potential tax payments related to the Spin-Off. Any amount of the reserve related to the spin tax payment will be remitted to the Company with an increase to stockholders’ equity. Any related tax payment in excess of the reserve is the responsibility of Wyndham with the Company delivering to Wyndham either cash equal to the excess or issuing common stock based on the excess payment amount and the current fair value of the Company’s common stock. As the income tax returns for the year ended 2017 were recently filed and the short period return to the Spin-Off Date has not yet been filed, which along with other supporting in-process schedules would serve as the basis for determining the final tax payment related to the Spin-Off, the final determination of the reserve amount is not known. However, we believe the eventual resolution of the reserve amount will not be material to the Company’s consolidated financial condition. Any adjustment related to the settlement of the reserve, including the issuance of the Company’s common stock, would result in an adjustment to stockholders’ equity.

We are subject to regular audits by federal and state tax authorities related to prior periods, which may result in additional tax liabilities. The Internal Revenue Service (“IRS”) is currently auditing one of our former LQH REITs and one of our former LQH TRSs, in each case for the tax years ended December 31, 2010 and 2011. As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham or any other parties.  On July 7, 2014, we received an IRS 30-Day Letter proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the internal rent charged for these periods under the lease of hotel properties from the REIT to our consolidated taxable REIT subsidiary exceeded an arm’s length rent. An appeal of this proposed imposition of tax was filed with IRS Appeals in August 2014.  In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development.

In 2014, the IRS also began an audit of the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham or any other parties. On August 8, 2017, the IRS issued a 30-Day Letter, in which it proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. In April 2019, the IRS notified the Company that it was combining all of the audits, restating their position with respect to the arm’s length nature of the rents and the disallowance of the NOLs and requesting our acknowledgement of certain facts related to the audits. We responded in May 2019 restating our disagreement with certain of the IRS’s statements.

We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of March 31, 2019, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

Purchase Commitments

As of March 31, 2019, we had approximately $33 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business.

Lease Commitments

For certain of our hotel properties we have entered into ground lease arrangements as a lessee. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts. Including the renewal options, these leases extend for varying periods through 2102. We consider the reset base rents at the time of such renewals as the future minimum rental payment.

The contractual maturity analysis of our operating lease liabilities on an undiscounted basis as of March 31, 2019 is as follows (in millions):

Year	Maturity Analysis of Operating Lease Liabilities

April through December 2019	$2
2020	3
2021	3
2022	3
2023	3
2024	3
Thereafter	65
$82

The difference between the undiscounted contractual payments of $82 million and the March 31, 2019 operating lease liability of $27 million is the present value imputed interest.  Contractual payments include base rents that have been contractually reset based on inflation indexes as of March 31, 2019.

For the three months ended March 31, 2019, total rent expense for ground leases included in property tax, insurance and other expenses in our condensed consolidated statement of operations was $1 million, of which $0.1 million related to variable rents.  For the three months ended March 31, 2018, total rent expense was $1 million, of which $0.1 million related to variable rents.  For the three months ended March 31, 2019, our short-term lease expense was $0.1 million. Differences between amounts expensed and cash paid were not significant.

In accordance with ASC Topic 840, Leases, future minimum non-cancellable payments for all of our operating leases as of December 31, 2018 were as follows (in millions):

Year	Maturity Analysis of Operating Lease Liabilities

2019	$3
2020	3
2021	3
2022	2
2023	2
Thereafter	98
$111

The differences in amounts from future payments as of March 31, 2019 compared to December 31, 2018 are primarily due to differences in the definitions and determinations of lease term and variable lease payments under the new lease accounting standard.

NOTE 17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents the supplemental cash flow information for the three months ended March 31, 2019 and 2018 (in millions):

	For the Three Months Ended March 31,
	2019	2018

Supplemental cash flow information:
Interest paid during the period	$14	$20
Supplemental non-cash disclosure:
Capital expenditures included in accounts payable	$10	$12
Construction in progress transferred to gross operating real estate	9	—
Cash flow hedge adjustment, net of tax	—	2
Casualty receivable related to real estate	—	3
Dividends payable on common stock	12	—
Recognition of right of use operating lease assets and operating lease liabilities	27	—

NOTE 18. SUBSEQUENT EVENTS

On March 21, 2019, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the first quarter of 2019. The first quarter dividend was paid on April 15, 2019 to stockholders of record as of April 2, 2019.

On May 14, 2019, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the second quarter of 2019. The second quarter dividend will be paid on July 15, 2019 to stockholders of record as of June 28, 2019.

Subsequent to March 31, 2019 and through May 10, 2019, the Company sold, in separate transactions, three hotels for an aggregate gross sales price of $16 million, recognizing a gain on sale of approximately $3 million. The Company used $15 million of the net sales proceeds to pay down the principal of the CMBS Facility.

Subsequent to March 31, 2019 and through May 14, 2019, the Company acquired approximately 1.1 million shares of common stock at a total cost of $14 million, a weighted average cost per share of $12.12.  The Company funded the share purchases from cash on hand and cash flow from operating activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations.  This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward Looking Statements” above in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report.  Actual results may differ materially from those projected in such statements as a result of the factors described under “Special Note Regarding Forward-Looking Statements” and in “Risk Factors” in our Annual Report.

For purposes of the following discussion and unless otherwise indicated or the context otherwise requires, “we,” “our,” “us,” “the Company,” “CorePoint” and “CorePoint Lodging” refer to CorePoint Lodging Inc. and its consolidated subsidiaries in each case, after giving effect to the Spin-Off, including the internal reorganization and Distribution; “LQH” refers to La Quinta Holdings Inc. and its consolidated subsidiaries; references to “LQH Parent” refer only to La Quinta Holdings Inc. exclusive of its subsidiaries, in each case before giving effect to the Spin-Off; “La Quinta” refers to La Quinta Holdings Inc. and its consolidated subsidiaries; and references to “La Quinta Parent” refer only to La Quinta Holdings Inc., exclusive of its subsidiaries, in each case after giving effect to the Spin-Off; “Merger” refers to the merger between LQH Parent, which held LQH’s hotel franchise and hotel management business, and a wholly-owned subsidiary of Wyndham Worldwide; “Wyndham” refers to Wyndham Worldwide, together with its subsidiaries, including Wyndham Hotels & Resorts; and “Wyndham Worldwide” means Wyndham Worldwide Corporation.  See “Overview” below.

OVERVIEW

Our Business

CorePoint is a leading owner in the mid-scale and upper mid-scale select service hotel space, primarily under the La Quinta brand. Our portfolio, as of March 31, 2019, consisted of 313 hotels representing approximately 40,100 rooms across 41 states in attractive locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly owned. We primarily derive our revenues from our hotel operations.

Spin-Off from LQH and Wyndham Transition and Integration

On May 30, 2018, LQH Parent spun off its real estate ownership business into an independent, publicly traded company as part of a plan approved by LQH Parent’s board of directors prior to the Merger of LQH Parent with a wholly owned subsidiary of Wyndham.

As part of the Spin-Off, we entered into agreements, including long-term hotel management and franchise agreements for each of our hotels, with LQH that had either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off. The unaudited condensed consolidated financial statements of CorePoint included herein do not reflect the effect of these new or revised agreements for the entirety of the fiscal 2018 periods presented and LQH’s historical expenses may not be reflective of our condensed consolidated results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods discussed in the “Results of operations” section below. Effective with the closing of the Spin-Off, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations.

In connection with the agreements entered into with LQH, our hotels became a part of the management and franchise platforms of Wyndham and we are pro-actively engaged in the related transition and integration. This includes:

•	accessing Wyndham’s distribution network, including Wyndham.com, contact centers and loyalty platform to potentially increase market share at a more cost-effective acquisition cost;
•	technology and system integrations for property management, reservation systems and revenue management, which could expand our asset management effectiveness; and
•	gross margin initiatives related to labor, procurement and other service deliveries.

We are in regular communication with La Quinta and are actively monitoring our progress. We expect the technology components, which are a part of Wyndham’s technology upgrade, to be completed in the first half of 2019. However, given the dynamics of the lodging sector and ever-changing technology, marketing and revenue enhancing opportunities, the impact on our operations and the interaction with our property manager will continuously be evolving.

Strategic Priorities

Post Spin-Off, CorePoint is positioned as what we believe is the only publicly traded U.S. lodging REIT strategically focused on the ownership of mid-scale and upper mid-scale select-service hotels. Our strategic priorities include disciplined capital allocation, maintaining balance sheet strength, proactive asset management and enhancing the value of our properties.

Following completion of our Spin-Off, the Company began a strategic real estate review in the fourth quarter of 2018 to improve operating performance and increase the Company’s net asset valuation.  Our initial focus is on our lowest performing hotels, where we are evaluating opportunities to increase gross margin, net cash flow and return on investment. These include initiatives to increase revenue from access to the Wyndham distribution platform as discussed above and to control variable expenses while still maintaining appropriate guest satisfaction levels.  We will also consider repositioning these hotels through capital investment and renovation. However, concurrently with these initiatives, we will also evaluate whether the dispositions of certain hotels and reallocation of such capital could result in superior value creation over the long term. Such a capital reallocation could include new investments at a more attractive return, reducing leverage by paying down debt, either permanently or on a temporary basis, or returning capital to stockholders, which may be in the form of purchases of our common stock.

REIT Qualification

Following our Spin-Off, we believe that we are organized in conformity with and operate in a manner that will allow us to elect to be taxed as a REIT for U.S. federal income tax purposes effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018, and we expect to continue to be organized and operate so as to qualify as a REIT. To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders; however, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes.  The Company was also subject to U.S. federal, state, local and foreign income taxes prior to the Spin-Off. To comply with REIT requirements, we may need to forgo otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.

Consistent with our intent to elect to be treated as a REIT for U.S. federal income tax effective May 31, 2018 with the filing of our U.S. federal income tax return for the year ended December 31, 2018, we intend to make quarterly distributions to our stockholders in amounts that meet or exceed the requirements to qualify and maintain our qualification as a REIT and to avoid corporate level taxation. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. Although we currently anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs to avoid corporate level taxation, it is possible that it would be necessary to utilize cash reserves, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

Seasonality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margin, net earnings and cash provided by operating activities. Additionally, our quarterly results may be adversely affected by the timing of certain of our marketing production and maintenance expenditures. Further, the timing of opening of newly constructed or renovated hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.

Inflation

We do not believe that inflation had a material effect on our business during the three months ended March 31, 2019 and 2018 due to low national inflation rates and in the primary local markets of our hotels. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates and operating expenses, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

Union Activity

As of March 31, 2019, employees of our hotel manager at two of our hotels were represented by labor unions.  In March 2019, the union ratified agreements with our hotel manager for both hotels.  As a result, we expect labor and benefit costs to increase in 2019 and 2020 at the two hotels which now have union representation.

Hotel capital activity and investments

Through the strategic review of our portfolio discussed above, we initially identified 78 “non-core” hotels with the goals of achieving improved operational performance, or evaluating certain of the hotels for potential disposition. In connection with that process, during the three months ended March 31, 2019, the Company sold two hotels, comprising 254 rooms, for gross consideration of $5 million. Subsequent to March 31, 2019 and through May 10, 2019, an additional three hotels were sold, comprising 395 rooms, for gross consideration of $16 million.  As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, we believe these dispositions will increase cash provided by operating activities. The Company expects to also benefit from no longer incurring capital expenditures for the disposed hotels, increasing the availability of liquidity for other uses. However, the sale of the hotels will result in lower overall revenues and EBITDAre. (See “Non-GAAP Financial Measures” below for the definition and limitations of EBITDAre, which is a non-GAAP financial measure.) Excluding these two hotels sold during the three months ended March 31, 2019, revenues for the remaining 76 “non-core” hotels for the three months ended March 31, 2019 was $31 million and $138 million for the year ended December 31, 2018. To date, gains on the sales of these hotels have not been material.

We are evaluating the remaining “non-core” hotels which may also result in future hotel sales.  There can be no assurance as to the amount of any future sales or their effect on our future results.

During the first quarter of 2019, we invested approximately $22 million in capital investments in our hotels. Approximately $4 million related to repositioning expenditures which were a part of our 54-hotel renovation program started in 2016. In addition, approximately $7 million related to hurricane restoration costs from storms in 2017 and 2018. We anticipate an additional $7 million in repositioning expenditures and hurricane restoration costs during 2019 for the completion of the renovation and hurricane repair work. Compared to the three months ended March 31, 2018, during the three months ended March 31, 2019, the properties impacted by the renovation program and hurricanes experienced an approximate increase in occupancy of 786 basis points and an approximate increase in RevPAR of 14.7% (see “Key indicators of financial condition and operating performance” below for definition of RevPAR).  Because certain of these hotels were operational for a portion of 2018, we expect further increases in RevPAR during the remainder of 2019, but at a slower rate.

The remaining first quarter 2019 capital investments related to recurring maintenance and upgrade capital expenditures to our hotel properties. These represent approximately 6% of first quarter 2019 revenues. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures.

We currently anticipate funding these capital investments from cash flows from operating activities, insurance proceeds and other sources described below. During the three months ended March 31, 2019, hotel sale net proceeds resulted in a $4 million decrease in our debt.

Share repurchase program

On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the program, the Company may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The amount and timing of any repurchases made under the share repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.  Through May 14, 2019, the Company acquired 1.8 million shares at a weighted average cost per share of $11.58.  See “Part II – Other Information, Item 2. (c)” for additional information regarding the share repurchase program.

Operations

Basis of presentation

Notwithstanding the legal form of the Spin-Off, for accounting and financial reporting purposes, the Spin-Off is presented as a reverse spin. This presentation is in accordance with generally accepted accounting principles (“GAAP”) and is primarily a result of the relative significance of CorePoint Parent’s business to LQH’s business, as measured in terms of revenues, profits, and assets. Further, LQH has been determined to best represent the predecessor entity to CorePoint Parent. Therefore, our historical financial statements presented herein and in our future filings, with respect to periods prior to the Spin-Off, are represented by the historical financial statements of LQH, presenting La Quinta Parent as discontinued operations.

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

Ownership

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR (as defined below). The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. The profits realized by us are generally significantly affected by economic downturns and declines in revenues. See also “—Key components and factors affecting our results of operations—Expenses” below and “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report.

Because of differences in ADR, operating expenses, gross margin and capital investment, we typically group our hotels by interior or exterior corridor and by inns or inns and suites.  The table below sets forth the number of hotels with these groupings as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Number of Hotels
La Quinta Inn & Suites (interior corridor)	181	181
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	41	41
La Quinta Inns (exterior corridor)	88	89
Baymont Inns (exterior corridor)	-	1
Total Hotels	313	315

Our reported weighted average ADR and occupancy by hotel category for the three months ended March 31, 2019 are as follows:

	ADR	Occupancy
La Quinta Inn & Suites (interior corridor)	$98.75	64.6%
La Quinta Inn & Suites (exterior corridor)	$122.20	62.4%
La Quinta Inns (interior corridor)	$69.70	52.1%
La Quinta Inns (exterior corridor)	$79.07	62.6%

Our reported weighted average ADR and occupancy by chain scale for the twelve months ended March 31, 2019 are as follows:

	Number of Hotels	ADR	Occupancy
Upper upscale	7	$172.35	75.1%
Upscale	22	$130.16	71.1%
Upper mid-scale	66	$103.12	69.9%
Mid-scale	143	$82.69	65.7%
Economy	75	$62.78	59.6%

The following table summarizes our key operating statistics for our comparable hotels, as of March 31, 2019, for each of the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Occupancy	62.6%	60.6%
ADR	$89.68	$90.00
RevPAR	$56.17	$54.52

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

Key components and factors affecting our results of operations

Revenues

Room revenues are primarily derived from room lease rentals at our hotels. We recognize room revenue on a daily basis based on an agreed-upon daily rate, after the guest has stayed at one of our hotels. Customer incentive discounts, cash rebates, and refunds are recognized as a reduction of room revenues. Occupancy, hotel, and sales taxes collected from customers and remitted to the taxing authorities are excluded from revenues in our condensed consolidated statements of operations.

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

Factors Affecting our Revenues

Customer demand. Our customer mix is approximately evenly divided between leisure travelers and business travelers.  Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, unemployment rates, wage growth, business spending and the consumer price index. Declines in customer demand due to adverse general economic conditions, reductions in travel patterns, severe weather and lower consumer confidence can lower the revenues and profitability of our hotels. As a result, changes in customer demand and general business cycles have historically subjected, and could in the future subject, our revenues to significant volatility.

Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR (as defined below), tend to increase when demand growth exceeds supply growth. The addition of new competitive hotels affects the ability of existing hotels to sustain or grow RevPAR, and thus profits.

Age and amenities. Newly constructed or remodeled hotels generally will drive higher room rates and occupancy than older properties with deferred maintenance. Similarly, hotels with greater and more current amenities, which are in demand by lodgers, will also be able to achieve higher room rates and occupancy. The average age of our hotels is approximately 30 years.  We have recently completed or are in the final phases of our renovation and repositioning program for 54 hotels.  We will continue to evaluate our hotels for other appropriate improvements.

Expenses

Principal Components of Expenses

Rooms. These expenses include hotel expenses of housekeeping, reservation systems (per our franchise agreements), room, breakfast and other room supplies and front desk costs.

Other departmental and support. These expenses include labor and other expenses that constitute non-room operating expenses, including parking, telecommunications, non-room supplies, on-site administrative departments, sales and marketing, loyalty program, recurring repairs and maintenance and utility expenses.

Property tax, insurance and other. These expenses consist primarily of real and personal property taxes, other local taxes, operating lease ground rent and insurance.

Management and royalty fees. Management fees represent fees paid to third parties and are computed as a percentage of gross revenue.  Royalty fees are generally computed as a percentage of rooms revenues. In connection with the Spin-Off, we entered into new, long term, management and franchise agreements with significant early cancellation provisions (refer to Note 16 “Commitments and Contingencies” included in the notes to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for additional information).

Casualty (gain) loss and other, net. These expenses primarily include casualty losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane or a significant casualty in excess of related insurance proceeds.

Factors Affecting our Costs and Expenses

Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues. These expenses can increase based on increases in salaries and wages, occupancy levels, as well as on the level of service and amenities that are provided. Our management and royalty fees, which commenced effective with our Spin-Off, are also primarily driven by our level of gross room revenues. For the three months ended March 31, 2019, management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues.  We are also subject to other brand and ancillary fees.  Further, a large portion of our room revenues is commissions-based and depends on our revenue channel distribution mix.  On a comparable hotel basis, for the three months ended March 31, 2019, online travel agencies represented approximately 32% of our revenue channel mix.

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

For other factors affecting our costs and expenses, see “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report.

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

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that become assets held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period.  Of the 313 hotels in our system as of March 31, 2019, 303 have been classified as comparable hotels.

Non-GAAP Financial Measures

We also evaluate the performance of our business through certain other financial measures that are not recognized under GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income. These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP. In compliance with SEC requirements, our non-GAAP measurements are reconciled to the most directly comparable GAAP performance measurement. For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP measurements.

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

EBITDA, EBITDAre and Adjusted EBITDAre are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing the Company’s results as reported under GAAP. Some of these limitations are that these measures:

•	do not reflect changes in, or cash requirements for, the Company’s working capital needs;
•	do not reflect the Company’s interest expense, or the cash requirements necessary to service interest or principal payments, on its indebtedness;

• do not reflect the Company’s tax expense or the cash requirements to pay its taxes;

•	do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•	EBITDAre and Adjusted EBITDAre do not include gains or losses on the disposition of properties which may be material to our operating performance and cash flow;
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

•	other companies in the Company’s industry may calculate EBITDA, EBITDAre and Adjusted EBITDAre differently, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA, EBITDAre and Adjusted EBITDAre should not be considered as a replacement to net income presented in accordance with GAAP, discretionary cash available to the Company to reinvest in the growth of its business or as measures of cash that will be available to the Company to meet its obligations.

The following is a reconciliation of our GAAP net income (loss) to EBITDA, EBITDAre and Adjusted EBITDAre for the three months ended March 31, 2019 and 2018 (in millions):

	For the Three Months Ended March 31,
	2019	2018
Net loss attributable to CorePoint Lodging Stockholders	$(27)	$(15)
Interest expense	18	13
Income tax expense (benefit)	5	(1)
Depreciation and amortization	44	37
Loss from discontinued operations	—	5
EBITDA	40	39
Casualty (gain) loss and other, net	—	(1)
EBITDAre	40	38
Equity-based compensation expense	2	1
Spin-Off and reorganization expenses	1	12
Other income, net	-	1
Adjusted EBITDAre	$43	$52

Additional information:

•

Adjusted EBITDAre for the three months ended March 31, 2019 has been adjusted to exclude business interruption insurance proceeds of $1 million collected and included as income in net loss attributable to CorePoint Lodging stockholders. There was no similar collection and accordingly no similar adjustment for the three months ended March 31, 2018.

•

For the three months ended March 31, 2019, we sold two properties for a gross sales price of $5 million.  The resulting gain was less than $0.1 million. For the three months ended March 31, 2018, we sold one hotel for gross proceeds of $5 million resulting in a gain on sale of $0.5 million. The GAAP reported gains on sale for both periods, which are included in net loss attributable to CorePoint Lodging stockholders, has been excluded in the calculations of EBITDAre and Adjusted EBITDAre.

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

We also present Adjusted FFO attributable to stockholders and Adjusted FFO per diluted share when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO attributable to stockholders for the following items, and refer to this measure as Adjusted FFO attributable to stockholders: transaction expense associated with the potential disposition of or acquisition of real estate or businesses, severance expense, share-based compensation expense, litigation gains and losses outside the ordinary course of business, amortization of deferred financing costs, reorganization costs and separation transaction expenses, loss on early extinguishment of debt, straight-line ground lease expense, casualty losses, deferred tax expense and other items that we believe are not representative of our current or future operating performance.

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

The following table provides a reconciliation of net income (loss) attributable to stockholders to NAREIT FFO attributable to stockholders and Adjusted FFO attributable to stockholders for the three months ended March 31, 2019 and 2018 (in millions):

	For the Three Months Ended March 31,
	2019	2018
Net loss attributable to CorePoint Lodging Stockholders	$(27)	$(15)
Depreciation and amortization	44	37
Loss from discontinued operations	—	5
Casualty (gain) loss and other, net	—	(1)
NAREIT defined FFO attributable to stockholders	17	26
Equity-based compensation expense	2	1
Amortization expense of deferred financing costs	4	1
Spin-Off and reorganization expenses	1	12
Other income, net	-	1
Adjusted FFO attributable to stockholders	$24	$41

Weighted average number of shares outstanding, diluted	59.5	58.7

Additional information:

•

Adjusted FFO for the three months ended March 31, 2019 has been adjusted to exclude business interruption insurance proceeds of $1 million collected and included as income in net loss attributable to CorePoint Lodging stockholders. There was no similar collection and accordingly no similar adjustment for the three months ended March 31, 2018.

•

For the three months ended March 31, 2019, we sold two properties for a gross sales price of $5 million.  The resulting gain was less than $0.1 million. For the three months ended March 31, 2018, we sold one hotel for gross proceeds of $5 million resulting in a gain on sale of $0.5 million. The GAAP reported gains on sale for both periods, which are included in net loss attributable to CorePoint Lodging stockholders, has been excluded in the calculations of Adjusted FFO.

•

Share amounts are presented on a diluted basis assuming a positive non-GAAP financial measure. This presentation may differ from our GAAP diluted shares for the anti-dilutive effects when we report a GAAP net loss. See Note 13 “Earnings Per Share” included in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report.

The decline in these non-GAAP financial measures for 2019 is primarily due to the hotel and franchise agreements we entered into in May 2018 in connection with the completion of our Spin-Off.  During the three months ended March 31, 2019, we incurred approximately $21 million in fee expense related to those agreements, with no similar expense for the three months ended March 31, 2018.

Results of operations

Overview

For the three months ended March 31, 2019, we reported a loss from continuing operations before income taxes of $22 million compared to $11 million in the similar period of 2018. The increase in the loss was primarily due to the management and franchise agreements entered into in connection with the Spin-Off. For the three months ended March 31, 2019, the Company incurred $21 million of management and royalty fees. We also incurred an increase in interest expense of approximately $5 million primarily related to increased borrowings entered into as a part of the Spin-Off. Depreciation and amortization expense also increased $7 million due primarily to recent additions related to hotel renovations and 2017 hurricane damage repairs and improvements. These expenses were only partially offset by increased revenues of $12 million and decreased corporate general and administrative expenses of $16 million. Revenue increases were primarily driven by increases in RevPAR related to improved operations in recently renovated and 2017 hurricane-impacted hotel properties. General administrative savings recognized in 2019 generally related to one-time expenses incurred in 2018 in connection with the Spin-Off.

For the three months ended March 31, 2019, two hotel properties were sold for gross proceeds of $5 million. The reported gain on sale was less than $0.1 million. The proceeds were primarily used to partially pay down our debt. These sales were a part of a strategic review of our hotel portfolio.  To the extent additional dispositions are completed in the future and proceeds are used to retire debt, we would expect a similar decrease in hotel revenues and interest expense.

Three months ended March 31, 2019 compared with three months ended March 31, 2018

The following tables present our overall operating performance for the three months ended March 31, 2019 and 2018, including the amount and percentage change in these results between the periods with discussion of significant variances ($ in millions, non-meaningful percentage changes are noted as “NM”):

	For the Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	$ change	% change
REVENUES:
Rooms	$204	$192	$12	6.3
Other	4	4	—	—
Total Revenues	208	196	12	6.1
OPERATING EXPENSES:
Rooms	93	87	6	6.9
Other departmental and support	31	29	2	6.9
Property tax, insurance and other	17	18	(1)	(5.6)
Management and royalty fees	21	—	21	NM
Corporate general and administrative	8	24	(16)	(66.7)
Depreciation and amortization	44	37	7	18.9
Casualty (gain) loss and other, net	—	(1)	1	(100.0)
Total Operating Expenses	214	194	20	10.3
Operating Income (Loss)	(6)	2	(8)	NM
OTHER INCOME (EXPENSES):
Interest expense	(18)	(13)	(5)	38.5
Other income, net	2	—	2	NM
Total Other Expenses, net	(16)	(13)	(3)	23.1
Loss from Continuing Operations Before Income Taxes	(22)	(11)	(11)	100.0
Income tax benefit (expense)	(5)	1	(6)	NM
Loss from Continuing Operations, net of tax	(27)	(10)	(17)	NM
Loss from discontinued operations, net of tax	—	(5)	5	(100.0)
Net Loss attributable to CorePoint Lodging stockholders	$(27)	$(15)	$(12)	80.0

Revenues

Room revenues at our hotels for the three months ended March 31, 2019 and 2018 totaled $204 million and $192 million, respectively.  The increase of $12 million or 6.3%, was primarily driven by an increase in RevPAR at our comparable hotels of 3.0% for the three months ended March 31, 2019 over the prior year period. The increase in RevPAR was driven by an increase in occupancy of 2.0%, slightly offset by a decrease in ADR of 0.4%.

Beginning in 2016, we began an initiative to upgrade and reposition 54 hotels.  These upgrades resulted in certain hotels being fully or partially taken off-line while the work was being completed. We expect to complete construction on the one remaining hotel in the first half of 2019.  Similarly, our revenues were also impacted by significant hurricane damages in 2017 and 2018 as we removed hotel rooms from service either directly from property damage or damage to infrastructure surrounding the hotels. As of March 31, 2019, our hotel in Panama City, Florida, is the only remaining hotel under repair and unopened. We expect this hotel to open during the second quarter of 2019. As the renovated and hurricane properties have been placed back in service, we have reported increased revenues. Comparable RevPAR at our renovation impacted properties increased approximately 10% over the comparable period in 2018 and comparable RevPAR at our hurricane impacted properties increased approximately 20% over the comparable period in 2018.  We expect revenues to increase in 2019 as a higher proportion of these hotels will be fully operational for a full year.

These increases were partially offset by the sale of two hotels during the three months ended March 31, 2019, which produced approximately $0.3 million in revenue in the three months ended March 31, 2018. Excluding the hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, comparable RevPAR decreased approximately 3% for the three months ended March 31, 2019 over the comparable prior period. Hotel properties concentrated in the oil markets (primarily the West Texas, Houston and South Louisiana regions) experienced the largest RevPAR declines.  Excluding oil market hotels and the repositioned and storm impacted hotels, comparable RevPAR over the comparable period decreased approximately 1%.

We expect additional headwinds in RevPAR for the second quarter of 2019 compared to the same period of 2018 due to, among other things, continued declines in the oil market hotels, disruptions due to the Wyndham system integration and a temporary outage at our third party call center provider.  While we expect there to be a positive benefit to the Company for being included in the Wyndham platform, we do not expect to be able to assess the full impact until the second half of 2019.  We currently anticipate that performance for the second quarter of 2019 compared to 2018 will be the weakest quarter in 2019.

Operating expenses

Rooms expense for our hotels totaled $93 million and $87 million for the three months ended March 31, 2019 and 2018, respectively, resulting in an increase of $6 million.  The variance in rooms expenses was primarily caused by an increase in supply expense of approximately $3 million, increased third party reservation service expenses of approximately $1 million due to increased volume driven through third party online travel agencies and hotel payroll expenses including changes in staffing, both permanent and temporary, and wage increases.  These increases were partially offset by a decrease in expense caused by two fewer hotels in the hotel portfolio at March 31, 2019 in comparison to the hotels owned at March 31, 2018.  We expect as labor markets tighten, we will experience further expense increases in attracting, hiring and retaining hotel staff.

Management and royalty fees for our hotels totaled $21 million for the three months ended March 31, 2019.  We did not incur any management and royalty fees prior to May 30, 2018.  For the first quarter of 2018, expenses related to managing our hotels are included within corporate general and administrative expenses.  On May 30, 2018, in connection with the Spin-Off, we entered into new management and franchise agreements for our hotels.  Management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues. We expect these fees to be a significant variance to prior periods through 2019.

Corporate general and administrative expenses totaled $8 million and $24 million for the three months ended March 31, 2019 and 2018, respectively.  The decrease of $16 million was primarily the result of increased costs in the first quarter of 2018 associated with the Spin-Off and the separation of our real estate business from our franchise and management business. In addition, costs incurred during the first quarter of 2018 include one-time expenses in establishing CorePoint as an independent, publicly traded company that were not incurred in the first quarter of 2019.

Depreciation and amortization expense for our hotels totaled $44 million and $37 million for the three months ended March 31, 2019 and 2018, respectively. The increase in depreciation and amortization of $7 million was primarily the result of capital expenditures between March 31, 2018 and March 31, 2019 of $141 million related to our investments in real estate.

Other Income (Expenses)

Interest expense totaled $18 million and $13 million for the three months ended March 31, 2019 and 2018, respectively, resulting in an increase of $5 million.  On May 30, 2018, in connection with the Spin-Off, we borrowed an aggregate principal amount of $1.035 billion under the CMBS Facility (as defined below).  The proceeds from the CMBS Facility were used to facilitate the repayment of existing debt. Accordingly, our total debt outstanding for the three-month period in 2019 was approximately $45 million higher than the corresponding period in 2018. The deferred financing costs related to the CMBS Facility and the Revolving Facility (as defined below) each are being amortized over their initial term, which is a shorter period than the prior debt instruments, and accordingly are approximately $3 million higher than the same period in 2018.  Additionally, in connection with the completion of the Spin-Off, we issued $15 million of Series A Preferred Stock, par value $0.01 per share, at a current dividend rate of 13%.  Distributions on our Series A Preferred Stock are classified as interest expense and were approximately $0.5 million for the three months ended March 31, 2019.

Other income, net, totaled $2 million and $0 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $2 million was primarily due to an increase in the amount of proceeds from business interruption insurance related to our 2017 hurricane damaged hotels, which are recorded as income as collected.  As the business interruption claim process is currently ongoing, we expect additional business interruption proceeds in 2019. Accordingly, there is a gap between the timing of the lost revenue and recording of business interruption income.

Income Tax (Expense) Benefit

Our income tax expense from continuing operations totaled an expense of $5 million for the three months ended March 31, 2019 and an income tax benefit of $1 million for the three months ended March 31, 2018.  The increase in the tax expense is primarily due to the operations of our TRS which began operations effective with the Spin-Off and, accordingly, there were no related tax expenses in the comparable period of 2018.  We expect tax expenses to be a significant variance to prior periods through 2019.

Loss from Discontinued Operations, Net of Tax

Our reported discontinued operations relate to hotel franchise and hotel management operations which remained with La Quinta following the Spin-Off.  A loss of $5 million was recorded relating to discontinued operations during the three months ended March 31, 2018.  There were no discontinued operations reported in 2019.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations and activity in certain line items of our consolidated balance sheets from December 31, 2018 to March 31, 2019.

Total real estate, net, decreased $27 million from December 31, 2018 to March 31, 2019. The decrease is primarily due to the sale of two hotels of $4 million and depreciation expense of $44 million for the three months ended March 31, 2019. These decreases were partially offset by real estate additions of $22 million.

Right of use assets increased $27 million as part of the adoption of the lease accounting standard.

Other liabilities increased $32 million primarily due to the addition of the liability associated with right of use asset recognized as part of the lease accounting standard adoption of $27 million.

Liquidity and Capital Resources

Overview

As of March 31, 2019, we had total cash and cash equivalents of $61 million and availability under our Revolving Facility of $150 million. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate caps, capital expenditures for renovations and maintenance at our hotels, costs associated with our Spin-Off and the Merger, quarterly dividend payments, and other purchase commitments.

We finance our short-term business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments for the foreseeable future. We may also draw on our $150 million Revolving Facility to bridge our liquidity requirements. The objectives of our short-term cash management policy are to maintain the availability of liquidity and meet our recurring operational costs.

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

As market conditions warrant and subject to liquidity requirements, contractual restrictions and other factors, we, our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding equity securities and/or debt through open market purchases, privately negotiated transactions or otherwise. On March 21, 2019, our Board of Directors authorized a $50 million share repurchase program. Through May 14, 2019, the Company acquired approximately 1.8 million shares at a total cost of $21 million, a weighted average cost per share of $11.58.

We also review the operating performance of our hotel investments. Hotels that are not meeting our return and operating expectations are evaluated for opportunities to improve gross margins through operational improvements or capital investments to upgrade the property.  If these initiatives are not successful, then we will consider disposing of those hotels and reallocate the capital. During 2019, through May 10, 2019, the Company has sold five hotels for a gross sales price of $21 million. Currently all net proceeds from our hotel sales have been used to partially retire our existing debt.

In connection with the Spin-Off and Merger, the parties agreed to set aside $240 million as a reserve amount to pay certain taxes that will be due as a result of the Spin-Off and related transactions. CorePoint and its tax advisors are continuing their work to finalize the calculations. We do not believe the eventual finalization will have a material effect on our liquidity.

The following table summarizes our net cash flows for the three months ended March 31, 2019 and 2018 ($ in millions, non-meaningful percentage changes are noted as “NM”):

	For the Three Months Ended March 31,		Percent Change
	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$30	$8	NM
Net cash used in investing activities	(15)	(32)	(53.1)
Net cash used in financing activities	(22)	(4)	NM

Operating activities

Net cash provided by operating activities was $30 million for the three months ended March 31, 2019, compared to $8 million for the three months ended March 31, 2018. While we are reporting an increase in our net loss of $12 million, our net cash provided by operating activities benefited from the non-cash components of our net loss increase, primarily depreciation and amortization expense which increased $7 million as compared to the prior period in 2018. The normal timing differences in our working capital, particularly amounts related to accounts payable and accrued expenses and other liabilities of approximately $16 million, also contributed to our increase in net cash provided by operating activities. We would expect these working capital variances to reverse in subsequent periods.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2019 was $15 million, compared to $32 million for the three months ended March 31, 2018. The $17 million decrease in cash used in investing activities was primarily attributable to an $18 million decrease in capital expenditures.  Approximately $11 million of our capital expenditures for the three months ended March 31, 2019 related to repositioning and casualty replacements, as compared to $29 million for the three months ended March 31, 2018. As these projects are completed, we expect our future total capital expenditures to decrease.

During the three months ended March 31, 2019, two hotel properties were sold for an aggregate gross contract sales price of $5 million. Subsequent to March 31, 2019 and through May 10, 2019, an additional three hotel properties were sold for an aggregate gross contract sales price of $16 million. To the extent additional dispositions are completed, we would expect an increase in cash flows from investing activities.

Financing activities

Net cash used in financing activities during the three months ended March 31, 2019 and 2018 was $22 million and $4 million, respectively. The increase in cash used in financing activities of $18 million was primarily attributable to common stock dividends of $12 million and $6 million related to the share repurchase program, which were incurred in 2019 with no similar activity in the comparable period of 2018.

As of May 14, 2019, we have approximately $29 million available under the Company’s $50 million share repurchase program and may continue our purchase of common stock. We also expect as a part of our property strategy review and potential additional hotel property dispositions that any such proceeds may be used to partially pay down our debt.

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

We do not expect these discontinued operations to have a significant impact on our 2019 or future liquidity.

Hotel Sales

As a part of our 2018 strategic real estate review, management identified certain lower performing hotels with the goal of improving operating performance or to evaluate the hotels for disposition. As a part of that strategy, during 2019, through May 10, 2019, the Company sold five hotels, representing 649 rooms, for gross sales consideration of $21 million. The gross sales proceeds, net of closing costs, were primarily used to pay down the Company’s CMBS Facility. The annual interest savings from this partial debt repayment, based on interest rates as of March 31, 2019, is estimated at approximately $1 million. As these disposed hotels also incurred approximately $1 million of capital expenditures during the prior twelve months, we believe the dispositions will also be accretive to the Company’s overall net cash flows. However, the sale of the hotels will result in lower revenues and EBITDAre for future periods. Revenues related to these five sold hotels were approximately $1 million for the three months ended March 31, 2019 and approximately $9 million for the trailing twelve months ended March 31, 2019.

The provisions of our CMBS Facility require that a portion of, and in certain instances all, net proceeds from a secured hotel sale to be applied to the outstanding principal balance. Accordingly, the use of net proceeds may be limited to debt pay downs in the near term. However, as the principal balance is reduced and other factors change over time, other uses of net disposition proceeds may be available to the Company.

Management is continuing to evaluate the lowest performing hotels, which may result in additional hotel dispositions. We anticipate future hotel sales to have similar financial effects on our results as discussed above, although there can be no assurance as the amount of any future sales or our future results.

Share Repurchase Program

Through March 31, 2019, the Company acquired 713,570 shares of common stock at a total cost of $8 million, a weighted average cost per share of $10.72.  The repurchased shares represent approximately 1% of our outstanding shares as of March 31, 2019.  The Company funded the share purchases from cash on hand and cash flow from operating activities. To the extent the share repurchase program continues, the Company may use other funding sources, including draws under the Company’s revolving facility.

Capital Expenditures

Our capital expenditures are generally paid using cash on hand and cash flows from operations, although other sources discussed herein may also be used.

During the three months ended March 31, 2019 and 2018, we invested approximately $22 million and $37 million in capital expenditures, respectively (exclusive of discontinued operations). Approximately $11 million of these expenditures in the first quarter of 2019 related to our repositioning and casualty replacements and the remainder primarily related to recurring hotel operations.

As of March 31, 2019, we had outstanding commitments under capital expenditure contracts of approximately $33 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

In addition, our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years.  These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of March 31, 2019, no such notices have been received; however, approximately 64% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program. As of March 31, 2019, $15 million was held in lender escrows that can be used to finance these requirements.

We expect to meet all of these obligations from our operations, insurance claim reimbursements or other funds available to us.

Financing Transactions and Long-term Liquidity

On May 30, 2018, certain indirect wholly-owned subsidiaries of CorePoint (collectively, the “CorePoint CMBS Borrower”) entered into a Loan Agreement (the “CMBS Loan Agreement” and the “CMBS Facility”). Also on May 30, 2018, CorePoint Revolver Borrower and CorePoint OP entered into the Revolver Credit Agreement providing for the $150 million Revolving Facility (“Revolving Facility”).

In connection with LQH’s internal reorganization prior to the Spin-Off, the Company issued 15,000 shares of Series A Preferred Stock, par value $0.01 per share, to a wholly owned subsidiary of LQH Parent. LQH, through its subsidiary, privately sold all of the Series A preferred stock to an unrelated third-party investor immediately prior to the completion of the Spin-Off.  The Series A Preferred Stock is mandatorily redeemable by us in cash in 2028.

As of March 31, 2019, we had cash and cash equivalents of $61 million and borrowing capacity under our Revolving Facility of $150 million, a total availability of $211 million. Future availability is subject to compliance with certain debt covenants, including net leverage and minimum interest coverage ratios. We also believe we have access to other sources of debt and equity capital as a public company in addition to cash generated from our operations.

The CMBS and Revolving Facilities mature in June 2020. The Revolving Facility provides for a one-year extension option and the CMBS provides for five one-year extension options. We anticipate exercising the extension options or refinancing the related debt prior to the maturities of these facilities. There is no assurance that at those times we will be able to obtain financings at comparable interest rates or leverage levels or at all.

Further, if we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks Related to Our Business and Industry” and “Risk Factors—Risks Related to Our Indebtedness” in our Annual Report.

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

On March 21, 2019, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the first quarter of 2019. The first quarter dividend was paid on April 15, 2019 to stockholders of record as of April 2, 2019.

The cash common stock dividends noted above related to the first quarter of 2019 represents a quarterly dividend payment of approximately $12 million, or an annual dividend payout of approximately $48 million. Cash flow from operating activities for the three months ended March 31, 2019 was $30 million.  Such cash flow from operating activities includes payments for our Series A Preferred Stock.  Further, our NAREIT FFO for the three months ended March 31, 2019 was $17 million. Accordingly, we believe our cash flow from operating activities and NAREIT FFO are in excess of our dividends. However, as dividends are at the sole discretion of our board of directors, there is no assurance of the amount of any future dividends, if any.  (See “Non-GAAP Financial Measures” above for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income).

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

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the condensed consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report describes the critical accounting estimates used in preparation of our condensed consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates, which may impact future income, cash flows and fair value of the Company, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We will continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.  Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
January 1 through January 31, 2019	—	$—	—	$—
February 1 through February 28, 2019	12,049	12.95	—	—
March 1 through March 31, 2019	722,906	10.78	713,570	—
Total	734,955	$10.82	713,570	$42,350,301
(1)

Includes 12,049 shares for the period from February 1 through February 28, 2019 and 9,336 shares for the period from March 1 through March 31, 2019 repurchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock under the Company’s 2018 Omnibus Incentive Plan.

(2)	The reported price includes per share commissions paid.

(3)

On March 21, 2019, our board of directors authorized a $50 million share repurchase program.  The Company may purchase shares of common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC.  The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following is a list of all exhibits filed or furnished as part of this report:

Exhibit No.	Description

2.1

Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10/A filed on April 3, 2018 (File no. 001-38168))

10.1	CorePoint Lodging Inc. Short Term Incentive Plan for Section 16 Officers

10.2	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2019 Time-Based Vesting Award)

10.3	Form of Restricted Stock Unit Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2019 Performance-Based Vesting Award)

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

COREPOINT LODGING INC.
(Registrant)

Date: May 14, 2019	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2019	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)