Form 10-Q
period 2019-06-30
CorePoint Lodging Inc.
filed 2019-08-14
CIK 1707178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38168

CorePoint Lodging Inc.

(Exact name of registrant as specified in its charter)

Maryland	82-1497742
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 E. John Carpenter Freeway, Suite 1650

Irving, Texas 75062

(Address of principal executive offices, including zip code)

(972) 893-3199

(Registrant’s telephone number, including area code)

909 Hidden Ridge, Suite 600

Irving, Texas 75038

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

The registrant had outstanding 57,711,610 shares of Common Stock, par value $0.01 per share as of July 31, 2019.

COREPOINT LODGING INC.

FORM 10-Q TABLE OF CONTENTS

FOR THE PERIOD ENDED JUNE 30, 2019

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

•	“LQ Franchising” means La Quinta Franchising LLC, a subsidiary of Wyndham and currently the franchisor of all of our hotel properties;

•

“LQH” refers to La Quinta Holdings Inc. and its consolidated subsidiaries and references to “LQH Parent” refer only to La Quinta Holdings Inc., exclusive of its subsidiaries, in each case before giving effect to the Spin-Off;

•	“LQM” means LQ Management L.L.C., a subsidiary of Wyndham and currently the manager of all of our hotel properties;

•	“Merger” refers to the merger between LQH Parent, which held LQH’s hotel franchise and hotel management business, with a wholly-owned subsidiary of Wyndham Worldwide;

•	“Wyndham” means Wyndham Hotels & Resorts, Inc., together with its subsidiaries and affiliates; and

•	“Wyndham Worldwide” refers to Wyndham Worldwide Corporation, the former parent of Wyndham, together with its subsidiaries.

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2019 (the “Annual Report on Form 10-K”), and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•	risks related to our operations subsequent to the closing of the Spin-Off and Merger, including the cost and requirements applicable to us as an independent publicly traded company;
•	business and financial risks inherent to the lodging industry;
•	macroeconomic and other factors beyond our control;
•	contraction in the global economy or low levels of economic growth;
•	the geographic concentration of our hotels;
•	inability to compete effectively;
•	our concentration in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand;
•	our dependence on the performance of La Quinta, Wyndham and other third-party hotel managers and franchisors;
•	covenants in our hotel franchise and management agreements that limit or restrict the sale of our hotels or impose brand standards;
•	inability to maintain good relationships with La Quinta, Wyndham, LQM and other third-party hotel managers and franchisors;
•	delays or increased expense relating to our efforts to renovate, develop or redevelop our hotels, including restorations related to property damages;
•	seasonal and cyclical volatility in the lodging industry;
•	effect of severe weather, natural disasters, or other events resulting in property damage or disruption of hotel operations;
•	decreases in revenue without corresponding decreases in expenses;
•	the capital-intensive nature of our business;
•	risks resulting from significant investments in real estate;
•	risks posed by our acquisition, redevelopment, repositioning, renovation and re-branding activities, as well as our disposition activities;
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
•

disruptions to the functioning or transition of the reservation systems, accounting systems or other technology programs for our hotels, including in connection with the migration from the La Quinta platform to the Wyndham platform, and other technology programs and system upgrades;

•	the cessation, reduction or taxation of program benefits of loyalty programs or our access to it;
•	risks of having a number of our hotels subject to ground leases;
•	unknown or contingent liabilities related to our hotels or any hotels we may acquire in the future;
•	disruptions to our ability to access capital at times and on terms reasonably acceptable to us;
•	the loss of senior executives;
•	risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor;
•	the results of the current or future audits by the Internal Revenue Service (“IRS”);
•	the nature and complexity of our structure and transactions and the related risk of successful challenges to our tax positions by the IRS or state and local taxing authorities;
•	our substantial indebtedness, maturities and related covenant restrictions limiting new indebtedness or use of proceeds from property dispositions;
•	risks related to qualifying and maintaining our qualifications as a real estate investment trust (“REIT”);
•	our ability to achieve and maintain effective internal control over financial reporting, including with respect to information obtained from our manager; and
•	the significant influence of affiliates of The Blackstone Group Inc. over us.

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

CorePoint Lodging Inc.

Condensed Consolidated Balance Sheets (Unaudited)

As of June 30, 2019 and December 31, 2018

(in millions, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Assets:
Real estate
Land	$687	$694
Buildings and improvements	2,581	2,562
Furniture, fixtures, and other equipment	385	387
Gross operating real estate	3,653	3,643
Less accumulated depreciation	(1,456)	(1,386)
Net operating real estate	2,197	2,257
Construction in progress	34	43
Total real estate, net	2,231	2,300

Right of use assets	28	—
Cash and cash equivalents	42	68
Accounts receivable	34	33
Other assets	60	54
Total Assets	$2,395	$2,455
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$1,002	$1,014
Mandatorily redeemable preferred shares	15	15
Accounts payable and accrued expenses	101	99
Dividends payable	11	12
Other liabilities	51	11
Deferred tax liabilities	6	7
Total Liabilities	1,186	1,158
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 1.0 billion shares authorized; 57.7 million and 59.5 million shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in-capital	954	974
Retained earnings	251	319
Noncontrolling interest	3	3
Total Equity	1,209	1,297
Total Liabilities and Equity	$2,395	$2,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

REVENUES:
Rooms	$215	$228	$419	$420
Other	4	5	8	9
Total Revenues	219	233	427	429
OPERATING EXPENSES:
Rooms	102	98	195	185
Other departmental and support	28	30	59	59
Property tax, insurance and other	19	17	36	35
Management and royalty fees	21	9	42	9
Corporate general and administrative	14	39	22	63
Depreciation and amortization	46	39	90	76
(Gain) loss on sales of real estate, casualty and other, net	(6)	3	(6)	2
Total Operating Expenses	224	235	438	429
Operating Loss	(5)	(2)	(11)	—
OTHER INCOME (EXPENSES):
Interest expense	(18)	(18)	(36)	(31)
Other income, net	5	4	7	4
Loss on extinguishment of debt	—	(10)	—	(10)
Total Other Expenses, net	(13)	(24)	(29)	(37)
Loss from Continuing Operations before income taxes	(18)	(26)	(40)	(37)
Income tax expense	(1)	(2)	(6)	(1)
Loss from Continuing Operations, net of tax	(19)	(28)	(46)	(38)
Loss from discontinued operations, net of tax	—	(20)	—	(25)
Net loss	$(19)	$(48)	$(46)	$(63)
Earnings (loss) per share:
Basic and diluted from continuing operations	$(0.32)	$(0.48)	$(0.80)	$(0.65)
Basic and diluted from discontinued operations	—	(0.34)	—	(0.43)
Basic and diluted earnings (loss) per share	$(0.32)	$(0.82)	$(0.80)	$(1.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net loss	$(19)	$(48)	$(46)	$(63)
Cash flow hedge adjustment, net of tax	—	3	—	3
Termination of cash flow hedge	—	(3)	—	(3)
Comprehensive net loss	$(19)	$(48)	$(46)	$(63)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Equity (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(in millions, except per share data)

	Common Stock		Treasury Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount

Balance as of January 1, 2018	58.7	$1	$(212)	$1,181	$(144)	$(1)	$3	$828
Cumulative-effect adjustment from the adoption of new revenue accounting standard	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	(15)	—	—	(15)
Equity-based compensation	—	—	—	4	—	—	—	4
Cash flow hedge adjustment, net of tax	—	—	—	—	—	3	—	3
Balance as of March 31, 2018	58.7	$1	$(212)	$1,185	$(174)	$2	$3	$805
Net loss	—	—	—	—	(48)	—	—	(48)
Equity-based compensation	1.1	—	—	2	—	—	—	2
Purchase of common stock (pre Spin-Off)	(0.1)	—	(2)	—	—	—	—	(2)
Retirement of treasury stock	—	—	214	(214)	—	—	—	—
Cash flow hedge adjustment, net of tax	—	—	—	—	—	1	—	1
Gain on termination of cash flow hedge	—	—	—	—	—	(3)	—	(3)
Purchase of common stock (post Spin-Off)	(0.1)	—	(3)	—	—	—	—	(3)
Reorganization and separation from La Quinta Holdings Inc	—	—	—	—	761	—	—	761
Balance as of June 30, 2018	59.6	$1	$(3)	$973	$539	$—	$3	$1,513

Balance as of January 1, 2019	59.5	$1	$—	$974	$319	$—	$3	$1,297
Cumulative-effect adjustment from the adoption of new lease accounting standard	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	(27)	—	—	(27)
Dividends on common stock ($0.20 per share)	—	—	—	—	(12)	—	—	(12)
Equity-based compensation	0.4	—	—	2	—	—	—	2
Purchase of common stock	(0.7)	—	—	(9)	—	—	—	(9)
Balance as of March 31, 2019	59.2	$1	$—	$967	$281	$—	$3	$1,252
Net loss	—	—	—	—	(19)	—	—	(19)
Dividends on common stock ($0.20 per share)	—	—	—	—	(11)	—	—	(11)
Equity-based compensation	—	—	—	4	—	—	—	4
Purchase of common stock	(1.5)	—	—	(17)	—	—	—	(17)
Balance as of June 30, 2019	57.7	$1	$—	$954	$251	$—	$3	$1,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CorePoint Lodging Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2019 and 2018

(in millions)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(46)	$(63)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90	79
Amortization of deferred costs and other assets	11	5
Gain related to real estate casualties	(4)	2
Loss on extinguishment of debt	—	17
Gain on sales of real estate, net of retirement of assets	(2)	—
Equity-based compensation expense	6	6
Changes in assets and liabilities:
Accounts receivable	(7)	9
Other assets	4	(14)
Accounts payable and accrued expenses	6	(18)
Other liabilities	3	(1)
Net cash provided by operating activities	61	22
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(47)	(94)
Lender and other escrows	—	(15)
Insurance proceeds related to real estate casualties	9	7
Proceeds from sales of real estate	24	4
Net cash used in investing activities	(14)	(98)
Cash flows from financing activities:
Proceeds from debt	—	1,060
Repayment of debt	(19)	(1,005)
Debt issuance costs	—	(29)
Issuance of mandatorily redeemable preferred shares	—	15
Payment of property insurance financing	(5)	—
Dividends on common stock	(23)	—
Proceeds on termination of cash flow hedge, net	—	2
Purchase of common stock	(26)	(5)
Reorganization and separation from La Quinta Holdings Inc.	—	(23)
Net cash (used in) provided by financing activities	(73)	15
Decrease in cash and cash equivalents	(26)	(61)
Cash and cash equivalents at the beginning of the period	68	141
Cash and cash equivalents at the end of the period	$42	$80

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

The following table sets forth the number of owned and joint venture hotels and approximate number of rooms at such hotels as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019		December 31, 2018
	# of hotels	# of rooms	# of hotels	# of rooms

Owned (1)	307	39,300	314	40,200
Joint Venture	1	200	1	200
Totals	308	39,500	315	40,400

(1)	As of December 31, 2018, owned hotels include one hotel designated as assets held for sale. No hotels were designated as assets held for sale as of June 30, 2019.

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

Interim Unaudited Financial Information

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Accordingly, they do not include all information or footnotes required by GAAP for complete annual financial statements. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our consolidated financial position as of June 30, 2019 and December 31, 2018, and our consolidated results of operations and cash flows for the periods ended June 30, 2019 and 2018.  Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term activities and the dispositions of hotel properties. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K.

Subsequent to May 30, 2018, the accompanying unaudited condensed consolidated financial statements include the accounts of the Company. The historical unaudited condensed consolidated financial statements as of and through May 30, 2018 represent the financial position and results of operations of entities that were under the common control of the accounting predecessor, LQH Parent.

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

Reclassifications

Certain line items on the condensed consolidated statements of operations for the three and six months ended June 30, 2018 have been reclassified to conform to the current period presentation following the Spin-Off. These reclassifications had no impact on our net income (loss) or financial position and were made in order to conform to presentations consistent with other REIT lodging companies, combine immaterial amounts and reflect the results of discontinued operations. See Note 3 “Discontinued Operations” for additional information.

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

We did not record any impairment loss for the three or six months ended June 30, 2019 or 2018.

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

Accounts Receivable

Accounts receivable primarily consists of receivables due from hotel guests, credit card companies and insurance settlements and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when collection is not probable and collection efforts have generally ceased. We record uncollectible operating lease receipts as a direct offset to room revenues. We record uncollectible other customer revenues to bad debt expense.  Our insurance settlement receivables included in accounts receivable are recorded based upon the terms of our insurance policies and our estimates of insurance losses. We recognize business interruption claims as revenue when collected and accordingly our accounts receivable do not include any amounts related to estimated business interruption claim recoveries. As of June 30, 2019 and December 31, 2018, the Company had $9 million and $13 million of insurance settlement receivables, respectively.

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

Lessee Accounting

We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, effective January 1, 2019. See “Newly Adopted Accounting Standards” below.

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for ground leases and our corporate office lease, where the asset is classified within “right of use assets” and the operating lease liability is classified within “other liabilities” in our consolidated balance sheets. We elected the practical expedient to combine our lease and related non-lease components by class of asset and made the election for our ground leases and our corporate office lease.

Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of payments based on a rate or index established subsequent to the lease commencement date and non-lease services related to the ground lease, primarily real estate taxes. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date on a fully levered basis in determining the present value of lease payments. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised. In our evaluation of the lease term, we consider other arrangements, primarily our debt and franchise agreements, which may have economic consequences related to failure to renew certain ground leases. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

At January 1, 2019, we elected the short-term lease recognition exemption and applied it to our short-term corporate office lease because the remaining term had a lease term of less than twelve months. In May 2019, this lease terminated and was replaced by a long-term corporate office lease. We are not a lessee for any other significant leases.

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

As of June 30, 2019, our only derivative, an interest rate cap, is an undesignated hedge instrument.

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

As a lessor, our operating leases do not contain purchase options or require significant assumptions or judgments.  Some of our operating leases contain extension options.  For those with extension options we assess the likelihood such options will be exercised in determining the lease term.

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

The equity-based compensation expense is recognized for awards earned or expected to be earned. Accordingly, the compensation expense for all equity awards is recognized straight-line over the vesting period of the last separately identified vesting portion of the award. Forfeitures for time-based and market-based performance awards are recognized as they occur. Performance awards with targets other than market-based are assessed at each balance sheet date with respect to the expected achievement of the target. Equity-based compensation expense is classified in corporate general and administrative expenses. Dividend equivalent cash payments related to unvested employee and director awards are charged to general and administrative expenses. Dividends awarded as additional stock grants are included in equity-based compensation expense.

Income Taxes

Subsequent to the Spin-Off, we are organized in conformity with, and operate in a manner that will allow us to elect to be taxed as a REIT for U.S. federal income tax purposes. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2019 and for the period from the Spin-Off to June 30, 2018 related to our REIT operations; however, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes.  The Company was also subject to U.S. federal, state, local and foreign income taxes prior to the Spin-Off.

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

The number of hotels and percentages of total hotels as of June 30, 2019 and December 31, 2018, and the percentages of our total revenues, excluding revenue from discontinued operations, from these states for the six months ended June 30, 2019 and year ended December 31, 2018 is as follows:

	June 30, 2019			December 31, 2018
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Texas	68	22%	21%	68	22%	22%
Florida	49	16%	18%	49	16%	14%
California	21	7%	10%	21	6%	11%
Total	138	45%	49%	138	44%	47%

Our geographic concentration did not significantly change from June 30, 2018 to December 31, 2018.

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

(Gain) loss on sales of real estate, casualty and other, net—This net activity primarily includes gains from our sales of real estate, casualty losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane or significant casualty in excess of related insurance proceeds and other real estate disposition related activity.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income but excludes operating lease receivables. The guidance is currently expected to primarily apply to our trade and casualty insurance claim receivables and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for us January 1, 2020. Historically, credit losses have not been material to the Company. We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures, but do not expect the implementation of this guidance to have a material impact on our condensed consolidated financial position and results of operations.

Recently Adopted Accounting Standards

Effective January 1, 2019, we adopted ASC Topic 842, Leases, which established new lease accounting standards for lessees and lessors. For lessees, the new standard requires balance sheet recognition of a right of use asset and lease liability for virtually all leases. At adoption, this primarily related to our ground leases.  The amount recognized is generally equal to the present value of the lease payments, based on our incremental borrowing rate. In determining our incremental borrowing rate, we considered fully leveraged secured real estate borrowings. For lessors, the new standard requires leases to be classified as operating or sales type.  All of our leases are, and are anticipated to be, operating leases. Operating leases under the new standard are generally accounted for consistently with the prior lease accounting standards.

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
•

For leases where we are the lessor, no separation of a lease into a lease and non-lease component, as provided in the practical expedient. Amounts related to sales taxes collected by us and remitted to the taxing authorities are not included in room revenues or expense.  Insurance and real estate taxes where the lessee is directly responsible for the payment to the vendor or taxing authority are also not included in revenue or expense.

•	For leases where we are the lessee, the short-term lease exception for leases with a remaining term of less than one year.

As a lessee, our recognition of lease revenue was substantively consistent with previous guidance and, accordingly, the adoption of the lessor portion of the new standard did not have a material effect on our financial statements. As a lessee, the adoption of the new lease standard resulted in the recognition of right of use assets and lease liabilities, primarily related to our ground leases. As of January 1, 2019, right of use assets and lease liabilities of $27 million and an increase of $1 million to retained earnings were recognized. For the three and six months ended June 30, 2019, the new standard did not have a material effect on our statement of operations. See Note 10 “Revenue” and Note 16 “Commitments and Contingencies” for additional information on our lease accounting.

Effective January 1, 2019, we adopted ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this standard, most of the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. The Company accounts for its share-based payments to members of its board of directors in the same manner as share-based payments to its employees. Other than to members of our board of directors, the Company does not award share-based payments to any nonemployees. The adoption of this standard did not have a material effect on our financial statements.

Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers. The revised guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded prior revenue recognition guidance, including industry-specific revenue guidance.  The revised guidance replaced most existing revenue and real estate sale recognition guidance in GAAP. The standard specifically excludes lease contracts, which is our primary recurring revenue source; however, our revenue accounting for incidental hotel revenue will follow the revised guidance. We adopted the new standard using the modified retrospective transition method, where financial statement presentations prior to the date of adoption are not adjusted. Transactions that were not closed as of the adoption date were adjusted to reflect the new standard and we recorded a net reduction to opening retained earnings of approximately $15 million, net of tax, which relates primarily to our discontinued operations. The adoption of this standard did not have a material impact on our continuing operations.

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

There was no activity related to discontinued operations for the three and six months ended June 30, 2019.

The following table summarizes the results of the hotel franchise and hotel management business which are presented as discontinued operations for the three and six months ended June 30, 2018 (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2018

FRANCHISE, MANAGEMENT AND OTHER FEE BASED REVENUES	$25	$58
OPERATING EXPENSES
Corporate, general, administrative and marketing	36	64
Depreciation and amortization	2	4
Total Operating Expenses	38	68
Operating Loss	(13)	(10)
OTHER EXPENSES:
Interest expense	(6)	(15)
Loss on extinguishment of debt	(7)	(7)
Total Other Expenses	(13)	(22)
Loss Before Income Taxes	(26)	(32)
Income tax benefit	6	7
Loss from Discontinued Operations, net of tax	$(20)	$(25)

 As permitted under GAAP, the Company has elected not to adjust the condensed consolidated statements of cash flows for the six months ended June 30, 2018 to exclude cash flows attributable to discontinued operations. As such, the following table presents selected financial information of LQH Parent included in the condensed consolidated statements of cash flows for the six months ended June 30, 2018 (in millions):

Non-cash items included in net income (loss):
Depreciation and amortization	$4
Amortization of deferred costs	1
Loss on extinguishment of debt	7
Equity-based compensation expense	4

Investing activities:
Capital expenditures	$11

NOTE 4. INVESTMENTS IN REAL ESTATE

During the three months ended June 30, 2019, three hotels classified as investments in real estate were sold for gross proceeds of $16 million resulting in a gain on sales of $2 million. During the six months ended June 30, 2019, five hotels classified as investments in real estate were sold for gross proceeds of $21 million resulting in a gain on sales of $2 million.  Net proceeds were used to pay down the CMBS Facility (as defined in Note 6 “Debt”).

No hotels classified as investments in real estate were sold during the three months ended June 30, 2018.  During the six months ended June 30, 2018, one hotel classified as an investment in real estate was sold for gross proceeds of $5 million resulting in a gain on sales of $0.5 million.

Depreciation expense related to buildings and improvements, furniture, fixtures and other equipment was $46 million and $39 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense related to buildings and improvements, furniture, fixtures and other equipment was $90 million and $76 million for the six months ended June 30, 2019 and 2018, respectively.

Construction in progress primarily includes capitalized costs for ongoing projects that have not yet been put into service.

We have pledged substantially all of our investments in real estate as collateral for the CMBS Facility.

NOTE 5. OTHER ASSETS

The following table presents other assets as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018

Lender and other escrows	$27	$20
Prepaid expenses	15	6
Intangible assets, net	4	5
Federal and state tax receivables	—	4
Assets held for sale	—	3
Other assets, primarily hotel supplies	14	16
Total other assets	$60	$54

Assets held for sale as of December 31, 2018 represents one hotel. This hotel was sold in the second quarter of 2019 for gross proceeds of $3 million with substantially no gain. No hotels were designated as assets held for sale as of June 30, 2019.

As required by the CMBS Loan Agreement (as defined in Note 6 “Debt”), we entered into an interest rate cap agreement on May 30, 2018 with a notional amount of $1.035 billion and a one-month London Interbank Offering Rate (“LIBOR”) interest rate cap of 3.25% that expires on July 15, 2020 (the “Interest Rate Cap Agreement”). The Interest Rate Cap Agreement is for a period equal to the existing term of the CMBS Facility and has a notional amount equal to or greater than the then outstanding principal balance of the CMBS Facility. The Company did not designate the interest rate cap as a hedge.  The net carrying amount of the interest rate cap was less than $0.1 million as of June 30, 2019, and less than $0.2 million as of December 31, 2018.

NOTE 6.  DEBT

The following table presents the carrying amount of our debt as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018	Interest Rate as of June 30, 2019 (1)	Maturity Date

CMBS Facility	$1,016	$1,035	One-month LIBOR + 2.75%	June 2020	(2)
Revolving Facility	—	—	One-month LIBOR + 4.50%	May 2020	(3)
	1,016	1,035
Less deferred finance costs	(14)	(21)
Total debt, net	$1,002	$1,014

(1)	One-month LIBOR at June 30, 2019 was 2.40%.
(2)

After maturity in 2020, includes five one-year extension options at the Company’s option, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower (as defined below) either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement.

(3)

After maturity in 2020, includes a one-year extension option at the Company’s option, subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility.

Term Facility and Extinguishment of Debt

In connection with the Spin-Off and Merger, on May 30, 2018, we entered into the CMBS Loan Agreement and used the proceeds to repay and discharge existing loans (“Term Facility”).  During the three and six months ended June 30, 2018, we recorded a $10 million loss related to the extinguishment of the Term Facility. The loss primarily included the write-off of unamortized debt issuance costs and original issuance discount.

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

The Company may obtain the release of individual properties from the CMBS Facility, provided that certain conditions of the CMBS Loan Agreement are satisfied.  The most restrictive of these conditions provide that after giving effect to such release, the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and less a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”).  However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by the Company and (ii) the amount necessary to satisfy the Release Debt Yield.  Accordingly, such CMBS Loan Agreement release provisions could affect the Company’s ability to sell properties or restrict the use of sale proceeds only to the prepayment of the CMBS Facility.  During the six months ended June 30, 2019, in connection with the sale of five secured hotel properties, $19 million of the net proceeds were used to pay down the principal of the CMBS Facility. During the three and six months ended June 30, 2019, we recorded a loss of less than a $0.1 million related to these principal pay downs.

The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events,  restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of June 30, 2019, the Company believes it was in compliance with these covenants.

At the closing of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account approximately $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, the CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts during the continuation of an event of default under the loan or if and while the Debt Yield for the CMBS Facility falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters. As of June 30, 2019, the Company believes it was in compliance with these covenants.

Revolving Facility

Also on May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP, and CorePoint OP entered into a credit agreement (the “Revolver Credit Agreement”) providing for the $150 million Revolving Facility (“Revolving Facility”). The Revolving Facility will mature on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the

CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility. Upon consummation of the Spin-Off, $25 million was drawn on the Revolving Facility and repaid on August 3, 2018.  As of and for the six months ended June 30, 2019, no amounts were outstanding under the Revolving Facility and $142 million, of the $150 million, was available to be drawn by us.

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

The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults. The most restrictive of these are a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, as defined, and tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility. As of June 30, 2019, the Company believes it was in compliance with these covenants.

The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower.

NOTE 7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities include the following as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018

Due to hotel manager	$49	$44
Real estate taxes	20	23
Sales and occupancy taxes	11	8
Interest	3	3
Other accounts payable and accrued expenses	18	21
Total accounts payable and accrued expenses	$101	$99

Operating lease liabilities (1)	$28	$—
Property insurance financing	9	—
Below market leases, net	6	6
Other liabilities	8	5
Total other liabilities	$51	$11

(1)	As of June 30, 2019, the incremental borrowing rate and the remaining maturity for our ground leases and corporate office lease was a weighted average of 8.6% and 29 years.

NOTE 8.  MANDATORILY REDEEMABLE PREFERRED SHARES

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

The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. As of June 30, 2019, we pay a cash dividend on the Series A Preferred Stock equal to 13% per annum, payable quarterly. If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we will be required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured)

with respect to the Series A Preferred Stock. As of June 30, 2019, none of these ratios have been exceeded and we have not triggered any of the events that would result in an increased dividend rate.

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

NOTE 9. STOCKHOLDERS’ EQUITY

On March 21, 2019, our Board of Directors authorized a $50 million share repurchase program. Under the share repurchase program, the Company may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the Securities and Exchange Commission (“SEC”). The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.  Through June 30, 2019, the Company acquired 2.1 million shares at a weighted average cost per share of $11.70 under the share repurchase program.

NOTE 10. REVENUE

Revenue for the three and six months ended June 30, 2019 is comprised of the following components (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019

Operating lease revenues:
Rooms	$215	$419
Other	2	3
Total lease revenues	217	422

Customer revenues	2	5
Total revenues	$219	$427

Operating lease revenues other primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food.

For each of the three and six months ended June 30, 2019, variable lease revenue was $0.1 million.

NOTE 11. INCOME TAXES

Subsequent to the Spin-Off, the Company intends to elect to be taxed as a REIT with the filing of its U.S. federal income tax return for the year ended December 31, 2018. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders; however, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes. Tax benefit related to discontinued operations in the amount of $7 million is recorded in “loss from discontinued operations, net of tax” in our statement of operations for the period ended June 30, 2018.

From January 1, 2018 to the Spin-Off Date, all of the taxable income from operations (both continuing and discontinued operations) and the tax gain from the Spin-Off will be included in the U.S. federal and state income tax returns of LQH and Wyndham will be responsible for their payment. However, in accordance with GAAP, the tax expense for the six months ended June 30, 2018 associated with our continuing operations is included in our current tax expense.

The following table presents the Company’s income tax expense for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current tax expense	$(2)	$—	$(7)	$(1)
Deferred tax benefit (expense)	1	(2)	1	—
Total income tax expense	$(1)	$(2)	$(6)	$(1)

The expense for the six month period ended June 30, 2019 differs from the statutory federal tax rate of 21%, primarily due to the impact of the REIT election and state income taxes.  The expense for the six month period ended June 30, 2018 differs from the statutory federal tax rate of 21% primarily due to the impact of certain restructuring costs and state income taxes.

NOTE 12. EQUITY-BASED COMPENSATION

Our 2018 Omnibus Incentive Plan (the “Plan”), as amended, authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. A total of eight million shares of common stock has been authorized for issuance under the Plan and approximately six million shares of common stock are available for issuance as of June 30, 2019.

As of June 30, 2019, the Company has RSAs, RSUs and PSUs outstanding. The RSAs and RSUs are time-based, where the awards vest over time, generally three to four years, and are not subject to future performance targets. RSAs and RSUs are initially recorded at the Company’s common stock market price at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of June 30, 2019, these performance targets relate to relative and absolute total shareholder returns, as defined, which are treated as market-based conditions. Accordingly, these market-based PSUs are recorded at the fair value of the award using a Monte Carlo simulation valuation model. The currently outstanding PSUs vest over two to three years.  RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events.

In connection with the Spin-Off, the Company entered into an agreement with LQH Parent to modify all outstanding awards granted to the employees of LQH Parent. The agreement generally provided that, as of the separation, holders of such awards were entitled to receive CorePoint equity-based, time-vesting, compensation awards. Generally, all such CorePoint equity-based compensation awards retain the same terms and vesting conditions as the original LQH Parent equity-based compensation awards to which such awards relate (except for the LQH Parent PSUs, as described below). Under the agreement, holders of LQH Parent RSAs and LQH Parent RSUs received RSAs and RSUs.  Holders of LQH Parent PSUs received RSAs. The number of shares subject to such converted awards were calculated based on adjustments to LQH Parent’s equity-based awards using the distribution ratio in the agreement and assumed a majority of the performance-vesting awards vest at target performance levels.  Performance-based vesting with respect to the converted LQH Parent PSUs were removed, and instead the CorePoint converted equity-based awards will vest, subject to the holder’s continued employment with La Quinta or CorePoint, as applicable, through the last date of the original performance period (as defined in the applicable LQH Parent PSU grant notice) to which such awards relate, effectively transforming the PSU awards into time-vesting equity awards. Following the Spin-Off, the compensation expense related to these replacement equity-based compensation awards for the employees of La Quinta is incurred by La Quinta.  The compensation expense related to these replacement equity-based compensation awards for the employees of CorePoint is incurred by CorePoint.

For the three months ended June 30, 2019, and 2018, we recognized $4 million and $1 million, respectively, of equity-based compensation expense in continuing operations. For the six months ended June 30, 2019, and 2018, we recognized $6 million and $2 million, respectively, of equity-based compensation expense in continuing operations.

For the three and six months ended June 30, 2018, we recognized $1 million and $4 million of equity-based compensation expense in discontinued operations, respectively.  No equity-based compensation expense was recognized in discontinued operations for the three and six months ended June 30, 2019.

The following table summarizes the activity of our RSAs, RSUs and PSUs during the six months ended June 30, 2019 (because of the Spin-Off and the stock compensation restructuring described above, activity prior to 2019 is not presented):

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	884,068	$20.50	—	$—	14,624	$5.77
Granted	428,865	11.04	447,527	6.99	478	12.49
Vested	(245,601)	15.37	—	—	(9,611)	6.04
Forfeited	(51,540)	15.61	(73,694)	6.99	—	—
Outstanding at June 30, 2019	1,015,792	$17.99	373,833	$6.99	5,491	$5.89

RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

NOTE 13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. Dilutive securities include equity-based awards as discussed in Note 12 “Equity-Based Compensation.”

As described in Note 3 “Discontinued Operations,” on May 30, 2018, LQH Parent stockholders of record as of May 18, 2018, received one share of CorePoint common stock for each share of LQH Parent common stock held after giving effect to the reverse stock split. Basic and diluted net earnings (loss) per share for the three and six months ended June 30, 2018 is calculated using the weighted average number of basic, dilutive and anti-dilutive shares of common stock outstanding during the periods, as adjusted for the one-to-two distribution ratio.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2019 and 2018 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Numerator:
Loss from Continuing Operations, net of tax	$(19)	$(28)	$(46)	$(38)
Loss from Discontinued Operations, net of tax	—	(20)	—	(25)
Net loss	$(19)	$(48)	$(46)	$(63)
Denominator:
Weighted average number of shares outstanding, basic	57.0	58.3	57.8	58.2
Weighted average number of shares outstanding, diluted	57.0	58.3	57.8	58.2

Basic and diluted loss per share from continuing operations	$(0.32)	$(0.48)	$(0.80)	$(0.65)
Basic and diluted loss per share from discontinued operations	—	(0.34)	—	(0.43)
Basic and diluted loss per share	$(0.32)	$(0.82)	$(0.80)	$(1.08)

The earnings per share amounts are calculated using unrounded amounts and shares which result in differences in rounding of the presented per share amounts.

NOTE 14. FAIR VALUE MEASUREMENTS

As of June 30, 2019 and December 31, 2018, our only fair value measurement on a recurring basis relates to our interest rate cap, which is classified within other assets.  As of June 30, 2019 and December 31, 2018, the fair value was approximately less than $0.1 million and $0.2 million, respectively, determined as Level 2 under the fair value hierarchy. For the three and six months ended June 30, 2019, we recorded interest expense of less than $0.1 million and less than $0.2 million related to the change in fair value of the interest rate cap, respectively.

During 2018, our fair value measurement on a recurring basis related to our interest rate swap.  As part of the Spin-Off, the fair value of the interest rate swap was terminated. For the three months ended June 30, 2018, we recorded a $3 million gain on termination of cash flow hedge in our condensed consolidated statement of comprehensive income.

As of June 30, 2019 and 2018, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Debt - CMBS Facility(1)(2)	$1,016	$1,016	$1,035	$1,035
Mandatorily redeemable preferred shares(1)	15	15	15	15

(1)	Classified as Level 3 under the fair value hierarchy.
(2)	Carrying amount excludes deferred finance costs of $14 million as of June 30, 2019 and $21 million as of December 31, 2018.

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

We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows approximate fair value as of June 30, 2019 and December 31, 2018, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances.

NOTE 15. RELATED PARTY TRANSACTIONS

LQH Parent

In connection with the Spin-Off and Merger, CorePoint entered into several agreements with LQH Parent prior to consummation of the Spin-Off, which set forth the principal transactions required to effect CorePoint’s separation from LQH and provide for the allocation between CorePoint and LQH Parent of various assets, liabilities, rights and obligations (including employee benefits, intellectual property, insurance and tax-related assets and liabilities) and govern the relationship between CorePoint, LQH and Wyndham after completion of the Spin-Off. These agreements also include arrangements with respect to transitional services to be provided by LQH to CorePoint. In addition, prior to the Spin-Off, CorePoint entered into agreements, including long-term hotel management and franchise agreements for each of its wholly-owned hotels, with LQH that have either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off.

Other Related Parties

Prior to April 14, 2014, LQH and predecessor entities were owned and controlled by The Blackstone Group Inc. (formerly known as The Blackstone Group L.P.) and its affiliates (collectively, “Blackstone”). Subsequent to April 14, 2014, Blackstone has owned a noncontrolling ownership interest.  As of June 30, 2019, Blackstone beneficially owned approximately 30% of our common stock outstanding.

In connection with the Spin-Off and prior to securitization of the CMBS Facility, approximately $518 million of the aggregate principal amount of our debt was held by Blackstone. During the third quarter of 2018, Blackstone contributed the $518 million loan to a single asset securitization vehicle and invested in a $99 million subordinate risk retention interest issued by such securitization vehicle.  Total interest payments made to Blackstone in regard to the $99 million subordinate risk retention interest for the three and six months ended June 30, 2019 were approximately $2 million and $3 million, respectively.

We also purchase products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. The amounts paid for these products and services were approximately zero and $1 million during the six months ended June 30, 2019 and 2018, respectively. There were no amounts paid for these products and services during the three months ended June 30, 2019 and 2018, respectively. Subsequent to the Spin-Off, these products and services are contracted independently by our hotel manager and are not included in the amounts above.

In September 2018, the Company entered into a consulting agreement with Mr. Glenn Alba, a member of the Company’s board of directors, pursuant to which Mr. Alba provides consulting services in connection with developing, reviewing and advising on the Company’s real estate and capital deployment policies, strategies and programs. Mr. Alba receives approximately $8 thousand monthly and reimbursement of all reasonable business expenses incurred on behalf of the Company.

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

For the three and six months ended June 30, 2019, our management fee expense was $10 million and $21 million, respectively.  For both the three month and the six month periods ended June 30, 2018, our management fee expense was $4 million.

On July 30, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly-owned properties.  LQM has denied that it is in default under the management agreements.  We are currently unable to estimate the effect any potential resulting termination of the management agreements may have on our financial statements.

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

Our franchise agreements require that we pay a 5% royalty fee on gross room revenue. The term of the franchise agreements is through 2038, subject to one renewal of ten years, at the franchisor’s option. There are penalties for early termination. For the three and six months ended June 30, 2019, our royalty fee expense was $11 million and $21 million, respectively.  For both the three month and the six month periods ended June 30, 2018, our royalty fee expense was $5 million.

In addition to the royalty fee, the franchising agreements include a reservation fee of 2% of gross room revenues, a marketing fee of 2.5% of gross room revenues, a loyalty program fee of 5% of eligible room night revenues, and other miscellaneous ancillary fees. Reservation fees are included within room expense in the accompanying condensed consolidated statements of operations. The marketing fee and loyalty program fees are included within other departmental and support in the accompanying condensed consolidated statements of operations.

Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance. However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice.  The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028.  At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice.  As of June 30, 2019, no such notices have been received; however, approximately 65% of our hotels are potentially eligible for such capital expenditure requirements.  Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements.  We expect to meet these requirements primarily through our recurring capital expenditure program.  As of June 30, 2019, $15 million was held in lender escrows that can be used to finance these requirements.

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

In 2014, the IRS also began an audit of the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham or any other parties. On August 8, 2017, the IRS issued a 30-Day Letter, in which it proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-

2009, depending upon the outcome of the 2010-2011 examination discussed above. In April 2019, the IRS notified the Company that it was combining all of the audits, restating their position with respect to the arm’s length nature of the rents and the disallowance of the NOLs and requesting our acknowledgement of certain facts related to the audits. On May 10, 2019, we furnished our requested changes to Acknowledgements of Facts with respect to tax years 2010 through 2013 restating our disagreement with certain of the IRS’s statements. On June 11, 2019, we received a notice of proposed adjustments (“NOPA,” also known as the 30-day letter).  Subsequently, we have furnished a written response to the IRS.  It is expected that the IRS will issue a 30-day letter and report, at which time, we will have 30 days to protest.  We expect the IRS will then either issue a rebuttal or forward the matter to IRS Appeals.  Although the timing is uncertain, we expect that IRS Appeals will again be involved by the end of 2019.

We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs.  We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of June 30, 2019, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

Purchase Commitments

As of June 30, 2019, we had approximately $35 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business.

Lease Commitments

As a lessee, our arrangements are primarily ground leases for certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts. Including the renewal options, these leases extend for varying periods through 2096. We consider the reset base rents at the time of such renewals as the future minimum rental payment. Our other lease arrangement primarily relates to the lease of our corporate office, which requires payments of escalating base rents and other variable reimbursements.

The contractual maturity analysis of all of our operating lease liabilities on an undiscounted basis as of June 30, 2019 is as follows (in millions):

Year	Maturity Analysis of Operating Lease Liabilities

July through December 2019	$2
2020	4
2021	4
2022	3
2023	3
2024	3
Thereafter	64
$83

The difference between the undiscounted contractual payments of $83 million above and the June 30, 2019 operating lease liabilities of $28 million (included in our “accounts payable and accrued liabilities”) is the present value of imputed interest.  Contractual payments include base rents that have been contractually reset based on inflation indexes as of June 30, 2019.

For the three months ended June 30, 2019, total rent expense included in property tax, insurance and other expenses in our condensed consolidated statement of operations was $1 million, of which $0.3 million related to variable rents.  For the three months ended June 30, 2018, total rent expense was $1 million, of which $0.3 million related to variable rents.  For the three months ended June 30, 2019, our short-term lease expense was $0.1 million.  Differences between amounts expensed and cash paid were not significant.

For the six months ended June 30, 2019, total rent expense included in property tax, insurance and other expenses in our condensed consolidated statement of operations was $2 million, of which $0.4 million related to variable rents.  For the six months ended June 30, 2018, total rent expense was $2 million, of which $0.4 million related to variable rents.  For the six months ended June 30, 2019, our short-term lease expense was $0.2 million. Differences between amounts expensed and cash paid were not significant.

In accordance with ASC Topic 840, Leases, future minimum non-cancellable payments for all of our operating leases as of December 31, 2018 were as follows (in millions):

Year	Maturity Analysis of Operating Lease Liabilities

2019	$3
2020	3
2021	3
2022	2
2023	2
Thereafter	98
$111

The differences in amounts from future payments as of June 30, 2019 compared to December 31, 2018 are primarily due to differences in the definitions and determinations of lease term and variable lease payments under the new lease accounting standard and new leases subsequent to January 1, 2019.

NOTE 17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The following table presents the supplemental cash flow information for the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended June 30,
	2019	2018

Supplemental cash flow information:
Interest paid during the period	$28	$54
Income taxes paid during the period, net of refunds	1	1
Supplemental non-cash disclosure:
Capital expenditures included in accounts payable	$6	$5
Construction in progress transferred to gross operating real estate	9	—
Cash flow hedge adjustment, net of tax	—	1
Casualty receivable related to real estate	—	3
Dividends payable on common stock	11	—
Recognition of right of use operating lease assets and operating lease liabilities	28	—
Financing of property insurance prepaids	14	—
Escrowed casualty insurance proceeds	4	—

NOTE 18. SUBSEQUENT EVENTS

On May 14, 2019, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the second quarter of 2019. The second quarter dividend was paid on July 15, 2019 to stockholders of record as of June 28, 2019.

On August 13, 2019, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the third quarter of 2019. The third quarter dividend will be paid on October 15, 2019 to stockholders of record as of September 30, 2019.

Subsequent to June 30, 2019, the Company sold, in separate transactions, seven hotels for an aggregate gross sales price of $29 million, recognizing a gain on sales of approximately $5 million. The Company used $10 million of the net sales proceeds to pay down the principal of the CMBS Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations.  This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward Looking Statements” above in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report on form 10-K and this Quarterly Report on Form 10-Q.  Actual results may differ materially from those projected in such statements as a result of the factors described under “Special Note Regarding Forward-Looking Statements” and in “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

OVERVIEW

Our Business

CorePoint is a leading owner in the mid-scale and upper mid-scale select service hotel space, primarily under the La Quinta brand. Our portfolio, as of June 30, 2019, consisted of 308 hotels representing approximately 39,500 rooms across 41 states in attractive locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly-owned. We primarily derive our revenues from our hotel operations.

Spin-Off from LQH

On May 30, 2018, LQH Parent spun off its real estate ownership business into an independent, publicly traded company as part of a plan approved by LQH Parent’s board of directors prior to the Merger of LQH Parent with a wholly-owned subsidiary of Wyndham.

As part of the Spin-Off, we entered into agreements, including long-term hotel management and franchise agreements for each of our wholly-owned hotels, with LQH that had either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off. LQM, a subsidiary of Wyndham Hotels & Resorts, Inc., currently serves as manager for all of our wholly-owned properties pursuant to the hotel management agreements we entered into. The unaudited condensed consolidated financial statements of CorePoint included herein do not reflect the effect of these new or revised agreements for the entirety of the fiscal 2018 periods presented and LQH’s historical expenses may not be reflective of our condensed consolidated results of operations, financial position and cash flows had the Company been a stand-alone company during the entirety of the periods discussed in the “Results of operations” section below. Effective with the closing of the Spin-Off, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations.

Wyndham Transition and Integration

In connection with the agreements entered into with LQH, our hotels became a part of the management and franchise platforms of Wyndham.  This related transition and integration, which is ongoing, includes:

•	transitioning to Wyndham’s distribution network, including Wyndham.com, contact centers and loyalty platform;
•	technology and system integrations for property management, reservation systems and revenue management; and
•	gross margin initiatives related to labor, procurement and other service deliveries.

We are in regular communication with Wyndham and are actively monitoring their progress in transitioning and integrating our hotels to their platform, much of which LQM completed during the second quarter of 2019.  Among other things, modifications were made to the revenue management software and tools, the call center customer interface technology and the administration of corporate and group bookings.  We believe these modifications, and other problems relating to implementation of the transition of our hotels to their platform, have contributed to lower occupancy and rental rates and consequently have adversely affected our business.  In addition, we have not always received timely and adequate books of account and other accounting records as required by the management agreements.  We have incurred inconveniences and costs to correct financial information delivered to us in order to timely meet our financial reporting obligations.  As a result, on July 30, 2019, we gave notice to LQM that we believe there are several events of default under the management agreements relating to all of our wholly-owned properties.  LQM has denied that it is in default under the management agreements and we are currently in discussion with them to resolve these matters.  If we are unable to quickly and amicably resolve these matters, or if we or LQM terminate our management agreements with LQM, it could have a significant negative impact on our results of operations and could result in additional costs for us to report on our financial information on a timely basis.  See “Part II, Item 1A. Risk Factors.”

Strategic Priorities, Hotel Capital Activity and Investments

Post Spin-Off, CorePoint is positioned as what we believe is the only publicly traded U.S. lodging REIT strategically focused on the ownership of mid-scale and upper mid-scale select-service hotels. Our strategic priorities include disciplined capital allocation, maintaining balance sheet strength, proactive asset management and enhancing the value of our properties.

Following completion of our Spin-Off, the Company began a strategic real estate review in the fourth quarter of 2018 to improve operating performance and increase the Company’s net asset valuation.  Our initial focus is on our lowest performing hotels, where we are evaluating opportunities to increase gross margin, net cash flow and return on investment.  These include initiatives to increase revenue and to control variable expenses while still maintaining appropriate guest satisfaction levels.  We will also consider repositioning these hotels through capital investment and renovation. However, concurrently with these initiatives, we will also evaluate whether the dispositions of certain hotels and reallocation of such capital could result in superior value creation over the long term. Such a capital reallocation could include new investments at a more attractive return, reducing leverage by paying down debt, either permanently or on a temporary basis, or returning capital to stockholders, which may be in the form of purchases of our common stock.

Through the strategic review of our portfolio, we identified 78 “non-core” hotels with the goals of achieving improved operational performance or evaluating certain of the hotels for potential disposition. In connection with that process, during the six months ended June 30, 2019, the Company sold five operating hotels, comprising approximately 650 rooms, for gross consideration of $21 million. Subsequent to June 30, 2019, an additional seven operating hotels were sold, comprising approximately 800 rooms, for gross consideration of $29 million.  As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. The Company expects to also benefit from no longer incurring capital expenditures for the disposed hotels, increasing the availability of liquidity for other uses. Certain historical information related to the twelve operating hotels that were sold during 2019, including sales subsequent to June 30, 2019, is presented in the table below (amounts in millions, except for RevPAR):

	Amount (1)	Sales Metrics (1)
Revenues (2)	$20.3	2.4x
RevPAR (3)	$39.50	N/A
EBITDAre (4)	$2.3	21.9x
FFO (5)	$0.8	3.7%
Capital expenditures (6)	$1.4	N/A
Gain on sales of real estate	$7.3	N/A

(1)

EBITDAre and FFO are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for definitions and limitations of these terms.  The related “Sales Metrics,” which are common in the lodging industry in evaluating dispositions, as further defined below, are referred to as the revenue multiple, EBITDAre multiple and FFO yield. Amounts presented are the aggregated amounts and for Sales Metrics are based on a weighted average for each category using unrounded dollar amounts.  Also, as discussed in “Spin-Off from LQH and Wyndham Transition and Integration” above, certain expenses are not reflective of full operations for periods prior to the Spin-Off. Accordingly, the amounts for EBITDAre and FFO and the corresponding sales metrics include the pro forma amount as if the contractual arrangements entered into in connection with the Spin-Off were in place for the full twelve months.  These contractual arrangements primarily related to management and franchise agreements.

(2)

Revenues represent GAAP reported revenues for the trailing twelve-month period from the date of the particular hotel’s disposition.  The Sales Metric referred to as the revenue multiple is calculated as the gross sales price divided by such revenues.

(3)	RevPAR represents the weighted average RevPAR for the trailing twelve-month period.
(4)

EBITDAre represents EBITDAre for the trailing twelve-month period from the date of the particular hotel’s disposition. The EBITDAre amount includes only directly associated hotel expenses and does not include any allocated general and administrative or other corporate expenses. The Sales Metric referred to as the EBITDAre multiple is calculated as gross sales price divided by such calculated EBITDAre.

(5)

FFO represents the FFO for the trailing twelve-month period from the date of the particular hotel’s disposition.  The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale at the June 30, 2019 interest rate of 5.15%.  The FFO amount includes only directly associated hotel expenses and does not include any allocated general and administrative or other corporate expenses. The Sales Metric referred to as FFO yield is calculated as such calculated FFO divided by the gross sales price less the actual debt principal paid down.

(6)	Capital expenditures represent GAAP reported capital expenditures for the trailing twelve-month period from the date of the particular hotel’s disposition.

The sales of the hotels will, without taking into account any other future activity, result in lower overall revenues, FFO and EBITDAre in future periods. For the remaining 65 “non-core” hotels for the six months ended June 30, 2019, revenues were $57 million and for the year ended December 31, 2018 were $118 million.

We are pursuing dispositions of certain of the remaining “non-core” hotels and, as of the date of this filing, we have 27 remaining “non-core” hotels under contract with qualified buyers for estimated gross proceeds of over $100 million.  There can be no assurance as to the timing of any future sales, whether any approvals required from LQH under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results.

During the first half of 2019, we invested approximately $47 million in capital investments in our hotels. Approximately $7 million related to repositioning expenditures which were a part of our 54-hotel renovation program started in 2016. In addition, approximately $14 million related to hurricane restoration costs from storms in 2017 and 2018. We anticipate an additional $7 million in repositioning expenditures and hurricane restoration costs during 2019 for the completion of the renovation and hurricane repair work. Compared to the six months ended June 30, 2018, during the six months ended June 30, 2019, the properties impacted by the renovation program and hurricanes experienced an approximate increase in occupancy of 421 basis points and an approximate increase in RevPAR of 5.2% (see “Key indicators of financial condition and operating performance” below for definition of RevPAR).  Because certain of these hotels were operational for only a portion of 2018, we expect further increases in RevPAR at these hotels during the remainder of 2019, but at a slower rate.

The remaining capital investments during the first half of 2019 related to recurring maintenance and upgrade capital expenditures to our hotel properties. These represent approximately 6% of first half of 2019 revenues. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures.

We currently anticipate funding these capital investments from cash flows from operating activities, insurance proceeds, hotel sales and other sources described below. During the six months ended June 30, 2019, hotel sale net proceeds of $19 million were used to pay down our debt.

Share Repurchase Program

On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the program, the Company may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC. The amount and timing of any repurchases made under the share repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The share repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.  During 2019, including activity subsequent to June 30, 2019, the Company acquired 2.2 million shares at a weighted average cost per share of $11.70.  See “Part II – Other Information, Item 2. (c)” for additional information regarding the share repurchase program.

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

Consistent with our intent to elect to be treated as a REIT for U.S. federal income tax effective May 31, 2018 with the filing of our U.S. federal income tax return for the year ended December 31, 2018, we intend to make quarterly distributions to our stockholders in amounts that meet or exceed the requirements to qualify and maintain our qualification as a REIT and to avoid corporate level taxation. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. Although we currently anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs to avoid corporate level taxation, it is possible that it would be necessary to utilize cash reserves, delay certain capital investments, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

Seasonality

The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. The periods during which our properties experience higher revenues vary from property to property and depend principally upon location. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margin, net earnings and cash provided by operating activities. Additionally, our quarterly results may be seasonally affected by the timing of certain of our marketing production and maintenance expenditures. In addition, certain of our manager and franchisor fees are based on revenues which, as noted above, vary by season.  Further, the timing of opening of newly constructed or renovated hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter.  Accordingly, our results for any partial period may not be indicative of our full year results or trends.

Inflation

We do not believe that inflation had a material effect on our business during the three and six months ended June 30, 2019 or 2018 due to low inflation rates, both nationally and in the primary local markets of our hotels. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates and operating expenses, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

Union Activity

As of June 30, 2019, employees of our hotel manager at two of our hotels were represented by labor unions.  In March 2019, the unions ratified agreements with our hotel manager for both hotels.  As a result, we expect labor and benefit costs to increase in 2019 and 2020 at the two hotels which now have union representation.

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

Operating metrics

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR (as defined below). The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. The profits realized by us are generally significantly affected by economic downturns and declines in revenues. See also “—Key components and factors affecting our results of operations—Expenses” below and “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report on Form 10-K.

Because of differences in ADR, operating expenses, gross margin and capital investment, we typically group our hotels by interior or exterior corridor and by inns or inns & suites.  The table below sets forth the number of hotels with these groupings as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Number of Hotels
La Quinta Inn & Suites (interior corridor)	181	181
La Quinta Inn & Suites (exterior corridor)	3	3
La Quinta Inns (interior corridor)	39	41
La Quinta Inns (exterior corridor)	85	89
Baymont Inns (exterior corridor)	-	1
Total Hotels	308	315

Subsequent to June 30, 2019, we sold four La Quinta Inn & Suites (interior corridor) properties, one La Quinta Inns (interior corridor) property, and two La Quinta Inns (exterior corridor) properties.

Our reported weighted average ADR and occupancy by hotel category for the three months ended June 30, 2019 are as follows (excluding sold hotels):

	ADR	Occupancy
La Quinta Inn & Suites (interior corridor)	$95.58	70.1%
La Quinta Inn & Suites (exterior corridor)	$105.90	65.9%
La Quinta Inns (interior corridor)	$69.85	64.9%
La Quinta Inns (exterior corridor)	$75.73	65.5%

Our reported weighted average ADR and occupancy by chain scale for the twelve months ended June 30, 2019 are as follows (excluding sold hotels):

	Number of Hotels	ADR	Occupancy
Upper upscale	5	$167.12	74.4%
Upscale	21	$130.04	71.6%
Upper mid-scale	62	$103.49	68.3%
Mid-scale	141	$83.13	66.0%
Economy	79	$62.82	59.7%

The following table summarizes our key operating statistics for our comparable hotels, as of June 30, 2019, for each of the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Occupancy	68.5%	69.7%	65.6%	65.1%
ADR	$87.39	$91.52	$88.56	$90.94
RevPAR	$59.88	$63.79	$58.14	$59.23

We own our hotels through wholly-owned subsidiaries except for one hotel, which is owned by a joint venture in which we own a controlling interest. Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment. Eighteen of our hotels are located on land leased by us pursuant to ground leases with third parties.

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

Expenses

Principal Components of Expenses

Rooms. These expenses include hotel expenses of housekeeping, reservation and related systems (per our franchise agreements), room, breakfast and other room supplies and front desk costs.

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

Factors Affecting our Costs and Expenses

Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues. These expenses can increase based on increases in salaries and wages, occupancy levels, as well as on the level of service and amenities that are provided. Our management and royalty fees, which commenced effective with our Spin-Off, are also primarily driven by our level of gross rooms revenues. For the three and six months ended June 30, 2019, management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues.  We are also subject to other brand and ancillary fees.  Further, a large portion of our rooms revenues is commissions-based and depends on our revenue channel distribution mix.  On a comparable hotel basis, for the six months ended June 30, 2019, online travel agencies represented approximately 32% of our revenue channel mix.

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

Changes in depreciation and amortization expense. Changes in depreciation expense are due to renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets. As we place new assets into service, we will be required to recognize additional depreciation expense on those assets.  As hotels are sold, depreciation expense will decrease.

Age. As hotels age, maintenance expense tends to increase. These expenses include more frequent and higher costing repairs, higher utility expenses, increased supplies and higher labor costs. If these costs result in capitalized improvements, depreciation expense could increase over time as discussed above.

For other factors affecting our costs and expenses, see “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report on Form 10-K.

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

Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that become assets held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. We report variances in ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period.  Of the 308 hotels in our portfolio as of June 30, 2019, 298 have been classified as comparable hotels.

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

EBITDA, EBITDAre and Adjusted EBITDAre

“EBITDA.” Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many REIT and non-REIT related industries.  The Company believes EBITDA is useful in evaluating our operating performance because it provides an indication of our ability to incur and service debt, to satisfy general operating expenses, and to make capital expenditures. We calculate EBITDA excluding discontinued operations.

“EBITDAre.” The Company presents EBITDAre in accordance with guidelines established by the National Association of Real Estate Investment Trusts (“Nareit”).  Nareit defines EBITDAre as EBITDA adjusted for gains or losses on the disposition of properties, impairments, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates.  The Company believes EBITDAre is a useful performance measure to help investors evaluate and compare the results of the Company’s operations from period to period.  EBITDAre is intended to be a supplemental non-GAAP financial measure that is independent of a company’s capital structure.

“Adjusted EBITDAre.”  Adjusted EBITDAre is calculated as EBITDAre adjusted for certain items, such as restructuring and separation transaction expenses, acquisition and disposition transaction expenses, stock-based compensation expense, discontinued operations, and other items not indicative of ongoing operating performance.

The Company believes that EBITDA, EBITDAre and Adjusted EBITDAre provide useful information to investors about it and its financial condition and results of operations for the following reasons: (i) EBITDA, EBITDAre and Adjusted EBITDAre are among the measures used by the Company’s management to evaluate its operating performance and make day-to-day operating decisions; and (ii) EBITDA, EBITDAre and Adjusted EBITDAre are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in and apart from the Company’s industry sector.

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

The following is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDAre for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(19)	$(48)	$(46)	$(63)
Interest expense	18	18	36	31
Income tax expense	1	2	6	1
Depreciation and amortization	46	39	90	76
Loss from discontinued operations	—	20	—	25
EBITDA	46	31	86	70
(Gain) loss on sales of real estate, casualty and other, net	(6)	3	(6)	2
EBITDAre	40	34	80	72
Equity-based compensation expense	2	1	4	2
Severance expense, including related equity-based compensation expense	6	—	6	—
Spin-Off and reorganization expenses	1	26	2	38
Loss on extinguishment of debt	—	10	—	10
Other income, net	(3)	(1)	(3)	—
Adjusted EBITDAre	$46	$70	$89	$122

Additional information:

•

Adjusted EBITDAre for the three and six months ended June 30, 2019 has been adjusted to exclude business interruption insurance proceeds of $6 million and $7 million, respectively, collected and included as income in net loss. There was no similar adjustment for the three and six months ended June 30, 2018.

•

For the three months ended June 30, 2019, we sold four properties for a gross sales price of $19 million.  For the six months ended June 30, 2019, we sold six properties for a gross sales price of $24 million.  The resulting gain for each of the three and six months ended June 30, 2019 was $2 million. For the six months ended June 30, 2018, we sold one hotel for gross proceeds of $5 million resulting in a gain on sale of $0.5 million. The GAAP reported gain on sales for both periods, which are included in net loss, has been excluded in the calculations of EBITDAre and Adjusted EBITDAre.

Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders

We present Nareit FFO attributable to common stockholders and Nareit FFO per diluted share (defined as set forth below) as non-GAAP measures of our performance. We calculate funds from operations (“FFO”) attributable to common stockholders for a given operating period in accordance with standards established by Nareit, as net income or loss (calculated in accordance with

GAAP), excluding depreciation and amortization related to real estate, gains or losses on sales of certain real estate assets, impairment write-downs of real estate assets, discontinued operations, income taxes related to sales of certain real estate assets, and the cumulative effect of changes in accounting principles, plus adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. Since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, Nareit adopted the FFO metric in order to promote an industry wide measure of REIT operating performance. We believe Nareit FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current Nareit definition, or that interpret the current Nareit definition differently than we do. We calculate Nareit FFO per diluted share as our Nareit FFO divided by the number of fully diluted shares outstanding during a given operating period.

We also present Adjusted FFO attributable to common stockholders when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust Nareit FFO for the following items, and refer to this measure as Adjusted FFO: transaction expense associated with the potential disposition of or acquisition of real estate or businesses, severance expense, share-based compensation expense, litigation gains and losses outside the ordinary course of business, amortization of deferred financing costs, reorganization costs and separation transaction expenses, loss on early extinguishment of debt, straight-line ground lease expense, casualty losses, deferred tax expense and other items that we believe are not representative of our current or future operating performance.

Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Nareit FFO is not an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund dividends.  Nareit FFO is also not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining Nareit FFO.  Investors are cautioned that we may not recover any impairment charges in the future.  Accordingly, Nareit FFO should be reviewed in connection with GAAP measurements.  We believe our presentation of Nareit FFO is in accordance with the Nareit definition; however, our Nareit FFO may not be comparable to amounts calculated by other REITs.

The following table provides a reconciliation of net loss to Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(19)	$(48)	$(46)	$(63)
Depreciation and amortization	46	39	90	76
Loss from discontinued operations	—	20	—	25
(Gain) loss on sales of real estate, casualty and other, net	(6)	3	(6)	2
Nareit defined FFO attributable to common stockholders	21	14	38	40
Equity-based compensation expense	2	1	4	2
Noncash income tax benefit, net	(1)	—	(1)	—
Amortization expense of deferred financing costs	3	3	7	4
Severance expense, including related equity-based compensation expense	6	—	6	—
Spin-Off and reorganization expenses	1	26	2	38
Loss on extinguishment of debt	—	10	—	10
Other income, net	(3)	(1)	(3)	—
Adjusted FFO attributable to common stockholders	$29	$53	$53	$94

Weighted average number of shares outstanding, diluted	58.1	59.0	58.8	58.8

Additional information:

•

Adjusted FFO for the three and six months ended June 30, 2019 has been adjusted to exclude business interruption insurance proceeds of $6 million and $7 million, respectively, collected and included as income in net loss. There was no similar adjustment for the three and six months ended June 30, 2018.

•

For the three months ended June 30, 2019, we sold four properties for a gross sales price of $19 million.  For the six months ended June 30, 2019, we sold six properties for a gross sales price of $24 million.  The resulting gain for each of the three and six months ended June 30, 2019 was $2 million. For the six months ended June 30, 2018, we sold one hotel for gross proceeds of $5 million resulting in a gain on sale of $0.5 million.  The GAAP reported gain on sales for each period, which are included in net loss, has been excluded in the calculations of Adjusted FFO.

•

Share amounts are presented on a diluted basis assuming a positive non-GAAP financial measure. This presentation may differ from our GAAP diluted shares for the anti-dilutive effects when we report a GAAP net loss. See Note 13 “Earnings (Loss) Per Share” included in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report.

The decline in the non-GAAP financial measures of Adjusted EBITDAre and Adjusted FFO for 2019 is primarily due to management and royalty fees pursuant to the hotel and franchise agreements we entered into in May 2018 in connection with the Spin-Off.  During the three months ended June 30, 2019, we incurred approximately $21 million in franchise and management fee expense related to those agreements compared to $9 million during the three months ended June 30, 2018. We incurred approximately $42 million and $9 million in franchise and management fee expense during the six months ended June 30, 2019 and 2018, respectively.

RESULTS OF OPERATIONS

Overview

For the three months ended June 30, 2019, we reported a loss from continuing operations net of tax of $19 million compared to $28 million in the similar period of 2018. The decrease in the loss was primarily due to decreased corporate general and administrative expenses and losses on extinguishment of debt of $25 million and $10 million, respectively. Both of these savings recognized in 2019 generally related to one-time expenses incurred in 2018 in connection with the Spin-Off. In addition, the Company recognized approximately $6 million of gain on sales of real estate, casualty and other, net, compared to a loss on sales of real estate, casualty and other, net, of $3 million in 2018. The increase is primarily attributable to insurance proceeds received from casualty losses. The decrease in these expenses were partially offset by decreases in room revenues and an increase in management and royalty fee expense. For the three months ended June 30, 2019, the Company generated $215 million in room revenue compared to $228 million for the three months ended June 30, 2018, resulting in room revenue decrease of $13 million from the comparable periods. Revenue decreases were primarily driven by decreases in RevPAR related to disruptions following modifications made by our third-party manager to previously existing systems, software and tools and other processes, and other problems relating to implementation of the transition of our hotels to their platform, as described above, declines in the oil market hotels and by the loss of revenues related to the disposition of hotels in our portfolio between comparable periods. The Company incurred $21 million of management and royalty fees for the three months ended June 30, 2019, compared to $9 million for the three months ended June 30, 2018. The 2018 amounts related to such agreements being in place since the closing of the Spin-Off, which represented less than a full quarter of expense.  Depreciation and amortization expense also increased $7 million due primarily to depreciation related to recent additions in connection with hotel renovations and 2017 hurricane damage repairs and improvements.

For the six months ended June 30, 2019, we reported a loss from continuing operations net of tax of $46 million compared to $38 million in the similar period of 2018. The increase in the loss was primarily due to the management and franchise agreements entered into in connection with the Spin-Off. For the six months ended June 30, 2019, the Company incurred $42 million of management and royalty fees, compared to $9 million for the six months ended June 30, 2018. Rooms expense also increased by approximately $10 million primarily as a result of increased supply expense of approximately $4 million, increased third party reservation service expenses of approximately $4 million due to increased volume driven through third party online travel agencies, and to a lesser extent, hotel payroll expenses including increased wages of approximately $2 million.  We also incurred an increase in interest expense of approximately $5 million primarily related to increased borrowings entered into as a part of the Spin-Off. Depreciation and amortization expense also increased $14 million due primarily to recent additions related to hotel renovations and 2017 hurricane damage repairs and improvements. These expenses were only partially offset by decreased corporate general and administrative expenses and losses on extinguishment of debt of $41 million and $10 million, respectively. Both of these savings recognized in 2019 generally related to one-time expenses incurred in 2018 in connection with the Spin-Off. In addition, the Company recognized approximately $6 million of gain on sales of real estate, casualty and other, net, compared to a loss on sales of real estate, casualty and other, net, of $2 million in 2018. The increase is primarily attributable to insurance proceeds received from casualty losses.

For the three and six months ended June 30, 2019, four and six hotel properties, respectively, were sold for gross proceeds of $19 million and $24 million, respectively. The reported gain on sales for both the three and the six month periods ended June 30, 2019 was $2 million. The proceeds were primarily used to partially pay down our debt. These sales were a part of a strategic review of our hotel portfolio.  To the extent additional dispositions are completed in the future and proceeds are used to retire debt, we expect future decreases in hotel revenues, operating expenses and interest expense.

Three months ended June 30, 2019 compared with three months ended June 30, 2018

The following tables present our overall operating performance for the three months ended June 30, 2019 and 2018, including the amount and percentage change in these results between the periods with discussion of significant variances ($ in millions, non-meaningful percentage changes are noted as “NM”):

	Three Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ change	% change
REVENUES:
Rooms	$215	$228	$(13)	(5.7)
Other	4	5	(1)	(20.0)
Total Revenues	219	233	(14)	(6.0)
OPERATING EXPENSES:
Rooms	102	98	(4)	(4.1)
Other departmental and support	28	30	2	6.7
Property tax, insurance and other	19	17	(2)	(11.8)
Management and royalty fees	21	9	(12)	NM
Corporate general and administrative	14	39	25	64.1
Depreciation and amortization	46	39	(7)	(17.9)
(Gain) loss on sales of real estate, casualty and other, net	(6)	3	9	NM
Total Operating Expenses	224	235	11	4.7
Operating Loss	(5)	(2)	(3)	NM
OTHER INCOME (EXPENSES):
Interest expense	(18)	(18)	—	—
Other income, net	5	4	1	25.0
Loss on extinguishment of debt	—	(10)	10	100.0
Total Other Expenses, net	(13)	(24)	11	45.8
Loss from Continuing Operations Before Income Taxes	(18)	(26)	8	30.8
Income tax expense	(1)	(2)	1	50.0
Loss from Continuing Operations, net of tax	(19)	(28)	9	32.1
Loss from discontinued operations, net of tax	—	(20)	20	100.0
Net Loss	$(19)	$(48)	$29	60.4

Revenues

Room revenues at our hotels for the three months ended June 30, 2019 and 2018 totaled $215 million and $228 million, respectively.  The decrease of $13 million or 5.7%, was primarily driven by a decrease in RevPAR at our comparable hotels of 6.1% for the three months ended June 30, 2019 over the prior year period. The decrease in RevPAR was driven by a decrease in occupancy of 120 bps and a decrease in ADR of 4.5% which we believe was primarily due to the modifications made by our third-party manager to their previously existing systems, software and tools and other processes, and other problems relating to implementation of the transition of our hotels to their platform, as described above under “Wyndham Transition and Integration”, and weakness in the oil markets.  Our RevPAR performance compares to total U.S. industry RevPAR growth of 1.1% and RevPAR performance in the Upper Midscale, Midscale and Economy chain scales of 0%, (0.7)% and 1.7%, respectively, for the second quarter compared to the same period in the prior year.

During the three months ended June 30, 2019, we sold three operating hotels which produced approximately $1 million in revenue during that period, compared to $2 million in revenue for the three months ended June 30, 2018. Excluding the hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, comparable RevPAR decreased approximately 8.4% for the three months ended June 30, 2019 over the comparable prior period. Hotel properties concentrated in the oil markets (primarily the West Texas, Houston and South Louisiana regions) experienced the largest RevPAR declines.  Excluding oil market hotels and the repositioned and storm impacted hotels, comparable RevPAR over the comparable prior period decreased approximately 6.1%, primarily driven by impacts of the LQM system integration described above.

We expect additional headwinds in RevPAR for the third quarter of 2019 compared to the same period of 2018 due to, among other things, continued disruptions related to the LQM property management modifications, further declines in the oil market hotels and other macroeconomic factors.

Operating expenses

Rooms expense for our hotels totaled $102 million and $98 million for the three months ended June 30, 2019 and 2018, respectively, an increase of $4 million.  The increase in rooms expenses was primarily caused by an increase in supply expense of approximately $1 million and increased third party reservation service expenses of approximately $3 million due to increased volume driven through third party online travel agencies.  These increases were partially offset by a decrease in expense caused by fewer operating hotels in the hotel portfolio at June 30, 2019 in comparison to the hotels owned at June 30, 2018.

Management and royalty fees for our hotels totaled $21 million for the three months ended June 30, 2019 compared to $9 million for the three months ended June 30, 2018. We did not incur any management and royalty fees prior to the closing of the Spin-Off.  Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.

Corporate general and administrative expenses totaled $14 million and $39 million for the three months ended June 30, 2019 and 2018, respectively.  The decrease of $25 million was primarily the result of increased costs in the second quarter of 2018 associated with the Spin-Off and the separation of our real estate business from our franchise and management business. In addition, costs incurred during the second quarter of 2018 include one-time expenses in establishing CorePoint as an independent, publicly traded company that were not incurred in 2019.

Depreciation and amortization expense for our hotels totaled $46 million and $39 million for the three months ended June 30, 2019 and 2018, respectively. The increase in depreciation and amortization of $7 million was primarily the result of capital expenditures between June 30, 2018 and June 30, 2019 of $120 million related to our investments in real estate, primarily in connection with our renovation program and restoration costs related to hurricane damage.

(Gain) loss on sales of real estate, casualty and other, net totaled a gain of $6 million and a loss of $3 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $9 million was primarily the result of increase in gain on natural disaster recovery of approximately $6 million and an increase in gain from the sale of four hotels of approximately $2 million.

Other Income (Expenses)

Loss on extinguishment of debt totaled $10 million for the three months ended June 30, 2018 and was attributable to the early repayment of LQH’s Term Facility in connection with the Spin-Off.  We did not incur significant expenses related to early debt repayments during 2019.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

The following tables present our overall operating performance for the six months ended June 30, 2019 and 2018, including the amount and percentage change in these results between the periods with discussion of significant variances ($ in millions, non-meaningful percentage changes are noted as “NM”):

	Six Months Ended June 30,		Favorable (Unfavorable)
	2019	2018	$ change	% change
REVENUES:
Rooms	$419	$420	$(1)	(0.2)
Other	8	9	(1)	(11.1)
Total Revenues	427	429	(2)	(0.5)
OPERATING EXPENSES:
Rooms	195	185	(10)	(5.4)
Other departmental and support	59	59	—	—
Property tax, insurance and other	36	35	(1)	(2.9)
Management and royalty fees	42	9	(33)	NM
Corporate general and administrative	22	63	41	65.1
Depreciation and amortization	90	76	(14)	(18.4)
(Gain) loss on sales of real estate, casualty and other, net	(6)	2	8	NM
Total Operating Expenses	438	429	(9)	(2.1)
Operating Loss	(11)	—	(11)	NM
OTHER INCOME (EXPENSES):
Interest expense	(36)	(31)	(5)	(16.1)
Other income, net	7	4	3	75.0
Loss on extinguishment of debt	—	(10)	10	100.0
Total Other Expenses, net	(29)	(37)	8	21.6
Loss from Continuing Operations Before Income Taxes	(40)	(37)	(3)	(8.1)
Income tax expense	(6)	(1)	(5)	NM
Loss from Continuing Operations, net of tax	(46)	(38)	(8)	(21.1)
Loss from discontinued operations, net of tax	—	(25)	25	100.0
Net Loss	$(46)	$(63)	$17	27.0

Revenues

Room revenues at our hotels for the six months ended June 30, 2019 and 2018 totaled $419 million and $420 million, respectively.  The decrease of $1 million or 0.2%, was primarily driven by a decrease in RevPAR at our comparable hotels of 1.8% for the six months ended June 30, 2019 over the prior year period. The decrease in RevPAR was driven by a decrease in ADR of 2.6%, primarily attributable to the modifications made by LQM to the property management systems for our hotels, as described above, and weakness in the oil markets, slightly offset by an increase in occupancy of 51 bps.

During the six months ended June 30, 2019, we sold five operating hotels which produced approximately $4 million in revenue in the six months ended June 30, 2018. Excluding the hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, comparable RevPAR decreased approximately 5.9% for the six months ended June 30, 2019 over the comparable prior period. Hotel properties concentrated in the oil markets (primarily the West Texas, Houston and South Louisiana regions) experienced the largest RevPAR declines.  Excluding oil market hotels and the repositioned and storm impacted hotels, comparable RevPAR over the comparable prior period decreased approximately 3.8%.

Beginning in 2016, we began an initiative to upgrade and reposition 54 hotels.  These upgrades resulted in certain hotels being fully or partially taken off-line while the work was being completed.  Similarly, our revenues were also impacted by significant hurricane damages in 2017 and 2018 as we removed hotel rooms from service either due to direct property damage or damage to infrastructure surrounding the hotels. As of June 30, 2019, only our hotel in Panama City, Florida was not fully operational for the entire second quarter of 2019.  As the renovated and hurricane-impacted properties have been placed back in service, we have reported increased revenues. Comparable RevPAR at our renovation-impacted properties increased approximately 4.8% over the comparable period in 2018 and comparable RevPAR at our hurricane-impacted properties increased approximately 5.9% over the comparable period in 2018.

Operating expenses

Rooms expense for our hotels totaled $195 million and $185 million for the six months ended June 30, 2019 and 2018, respectively, resulting in an increase of $10 million.  The increase in rooms expenses was primarily caused by an increase in supply expense of approximately $4 million, increased third party reservation service expenses of approximately $4 million due to increased volume driven through third party online travel agencies, and to a lesser extent, increased hotel payroll expenses including changes in staffing, both permanent and temporary, and wages.  These increases were partially offset by a decrease in expense caused by fewer operating hotels in the hotel portfolio at June 30, 2019 in comparison to the hotels owned at June 30, 2018.

Management and royalty fees for our hotels totaled $42 million for the six months ended June 30, 2019 compared to $9 million for the six months ended June 30, 2018. We did not incur any management and royalty fees prior to the closing of the Spin-Off.  Our Management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.

Corporate general and administrative expenses totaled $22 million and $63 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $41 million was primarily the result of increased costs in the second quarter of 2018 associated with the Spin-Off and the separation of our real estate business from our franchise and management business. In addition, costs incurred during the second quarter of 2018 include one-time expenses in establishing CorePoint as an independent, publicly traded company that were not incurred in the first quarter of 2019.

Depreciation and amortization expense for our hotels totaled $90 million and $76 million for the six months ended June 30, 2019 and 2018, respectively. The increase in depreciation and amortization of $14 million was primarily the result of capital expenditures between June 30, 2018 and June 30, 2019 of $120 million related to our investments in real estate, primarily in connection with our renovation program and restoration costs related to hurricane damage.

(Gain) loss on sales of real estate, casualty and other, net totaled a gain of $6 million and a loss of $2 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $8 million was primarily the result of increase in gain on natural disaster recovery of approximately $7 million and an increase in gain from the sales of six hotels of approximately $2 million.

Loss on extinguishment of debt totaled $10 million for the six months ended June 30, 2018 and was attributable to the early repayment of LQH’s Term Facility in connection with the Spin-Off.  We did not incur significant expenses related to early debt repayments during 2019.

Income Tax Expense

Our income tax expense from continuing operations totaled an expense of $6 million for the six months ended June 30, 2019 and an expense of $1 million for the six months ended June 30, 2018.  The increase in the tax expense is primarily due to the operations of our TRS which began operations effective with the Spin-Off and, accordingly, there were no related tax expenses in the comparable, pre-Spin-Off period of 2018.  We expect tax expenses to be a significant variance to prior periods through 2019.

Significant Balance Sheet Fluctuations

The discussion below relates to significant fluctuations and activity in certain line items of our consolidated balance sheets from December 31, 2018 to June 30, 2019.

Total real estate, net decreased $69 million from December 31, 2018 to June 30, 2019. The decrease is primarily due to the sale of five hotels of $17 million and depreciation expense of $90 million for the six months ended June 30, 2019. These were partially offset by real estate additions of $47 million.

Right of use assets increased $28 million as part of the adoption of the lease accounting standard.

Debt, net decreased $12 million from December 31, 2018 to June 30, 2019, primarily due to debt paydowns of $19 million related to use of proceeds from our hotel dispositions. To the extent we continue to dispose of hotels, we expect to continue to prepay our debt.

Other liabilities increased $40 million primarily due to the addition of the liability associated with right of use asset recognized as part of the lease accounting standard adoption of $28 million.

Liquidity and Capital Resources

Overview

As of June 30, 2019, we had total cash and cash equivalents of $42 million and availability under our Revolving Facility of $142 million, with none drawn under our Revolving Facility. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate caps, capital expenditures for renovations and maintenance at our hotels, costs associated with our Spin-Off and the Merger, quarterly dividend payments, and other purchase commitments.

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

As market conditions warrant and subject to liquidity requirements, contractual restrictions and other factors, we, our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding equity securities and/or debt through open market purchases, privately negotiated transactions or otherwise. On March 21, 2019, our Board of Directors authorized a $50 million share repurchase program. During 2019, including activity subsequent to June 30, 2019, the Company acquired approximately 2.2 million shares at a total cost of $25.6 million, a weighted average cost per share of $11.70.

During 2019, including activity subsequent to June 30, 2019, the Company has sold thirteen hotels for a gross sales price of $53 million. Under current provisions of the debt agreements, net proceeds from our hotel sales have primarily been used to partially retire our existing debt. We expect a similar use of proceeds during the remainder of 2019. There is no assurance that such sales can be completed or on the terms currently in place.

In connection with the Spin-Off and Merger, the parties agreed to set aside $240 million as a reserve amount to pay certain taxes that will be due as a result of the Spin-Off and related transactions. CorePoint and its tax advisors are continuing their work to finalize the calculations. We do not believe the eventual finalization will have a material effect on our liquidity.

The following table summarizes our cash flow activity for the six months ended June 30, 2019 and 2018 ($ in millions, non-meaningful percentage changes are noted as “NM”):

	Six Months Ended June 30,		Percent Change
	2019	2018	2019 vs. 2018
Net cash provided by operating activities	$61	$22	NM
Net cash used in investing activities	(14)	(98)	(85.7)
Net cash (used in) provided by financing activities	(73)	15	NM

Operating activities

Net cash provided by operating activities was $61 million for the six months ended June 30, 2019, compared to $22 million for the six months ended June 30, 2018. In addition to reporting a decrease in our net loss of $17 million in 2019 compared to 2018, our net cash provided by operating activities benefited from the non-cash components of our net loss decrease, primarily depreciation and amortization expense which increased $11 million over the prior year comparable period. The normal timing differences in our working capital, particularly amounts related to accounts payable and accrued expenses and other liabilities of approximately $28 million, also contributed to our increase in net cash provided by operating activities. We expect these working capital variances to reverse in subsequent periods.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2019 was $14 million, compared to $98 million for the six months ended June 30, 2018. The $84 million decrease in cash used in investing activities was primarily attributable to a $47 million decrease in capital expenditures due to decreased expenditures related to repositioning and casualty replacements. As these projects are completed, we expect our future total capital expenditures to further decrease.

During the six months ended June 30, 2019, six hotel properties were sold for an aggregate gross contract sales price of $24 million. Subsequent to June 30, 2019, an additional seven hotel properties were sold for an aggregate gross sales consideration of $29 million. To the extent additional dispositions are completed, we would expect an increase in cash flows from investing activities.

Financing activities

Net cash used in financing activities during the six months ended June 30, 2019 was $73 million as compared to net cash provided by financing activities during the six months ended June 30, 2018 of $15 million. The increase in cash used in financing activities of $88 million was primarily due to $41 million in proceeds from debt (including proceeds from issuance of mandatorily redeemable preferred shares), net of debt repayments and debt issuance costs, primarily related to the CMBS and Revolving Facilities we entered into in 2018 in connection with the Spin-Off, compared to $19 million of debt repayments in 2019.  In addition, we paid common stock dividends of $23 million in 2019 and had an increase of $21 million related to the purchase of our common stock, primarily due to the $50 million share repurchase program which we began in 2019. These increases in cash used in financing activities were partially offset by $23 million incurred in 2018 for the Spin-Off.

Through June 30, 2019, the Company acquired 2.1 million shares of common stock at a total cost of $25 million, a weighted average cost per share of $11.70 under the share repurchase program.  The repurchased shares represent approximately 4% of our outstanding shares as of June 30, 2019.  The Company funded the share purchases from cash on hand and cash flow from operating activities. To the extent the share repurchase program continues, the Company may use other funding sources, including draws under the Company’s Revolving Facility.  As of August 13, 2019, we have approximately $24 million available under the Company’s $50 million share repurchase program and may continue our purchase of common stock. We also expect as a part of our property strategy review and potential additional hotel property dispositions that any such proceeds may be used to partially pay down our debt.

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

Hotel Sales

As a part of our 2018 strategic real estate review, management identified certain lower performing hotels with the goal of improving operating performance or to evaluate the hotels for disposition. As a part of that strategy, during 2019, including activity subsequent to June 30, 2019, the Company sold twelve operating hotels classified as investments in real estate, representing approximately 1,400 rooms, for gross sales consideration of $50 million. The gross sales proceeds, net of closing costs, were primarily used to pay down the Company’s CMBS Facility with the remainder available for other uses. The annual interest savings from this partial debt repayment, based on interest rates as of June 30, 2019, is estimated at approximately $2 million. As these disposed hotels also incurred approximately $1 million of capital expenditures during the prior twelve months, we believe the dispositions will also be accretive to the Company’s overall net cash flows. However, the sale of the operating hotels classified as investments in real estate will result in lower revenues and EBITDAre for future periods. Revenues related to the sale of the twelve operating hotels classified as investments in real estate were approximately $8 million for the six months ended June 30, 2019 and approximately $20 million for the trailing twelve months ended June 30, 2019. EBITDAre related to the sale of the twelve operating hotels was approximately $1 million for the six months ended June 30, 2019 and approximately $2 million for the trailing twelve months ended June 30, 2019.  Accordingly, we expect these completed sales and any future hotel sales to negatively affect future revenue and EBITDAre.  See Non-GAAP Financial Measures for discussion of our non-GAAP financial measures.

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

During the six months ended June 30, 2019 and 2018, we invested approximately $47 million and $83 million in capital expenditures, respectively (exclusive of discontinued operations). Approximately $21 million of these expenditures in the first half of 2019 related to our repositioning and casualty replacements and the remainder primarily related to recurring hotel operations.  Capital expenditures related to the five hotels classified as investments in real estate sold was approximately $1 million for the six months ended June 30, 2019.

As of June 30, 2019, we had outstanding commitments under capital expenditure contracts of approximately $35 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

In addition, our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years.  These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of June 30, 2019, no such notices have been received; however, approximately 65% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program. As of June 30, 2019, $15 million was held in lender escrows that can be used to finance these requirements.

We expect to meet all of these obligations from our operations, insurance claim reimbursements or other funds available to us.

Long-term Liquidity

As of June 30, 2019, we had cash and cash equivalents of $42 million and borrowing capacity under our Revolving Facility of $142 million. As of August 13, 2019, we had borrowing capacity under our Revolving Facility of $85 million.  As of June 30, 2019 and August 13, 2019, no amounts were outstanding under our Revolving Facility. Future availability is subject to compliance with certain debt covenants, including net leverage and minimum interest coverage ratios. We believe that as net proceeds from hotel sales are used to pay down debt, the availability under our Revolving Facility may increase.  We also believe we have access to other sources of debt and equity capital as a public company in addition to cash generated from hotel sales and our operations.

The CMBS Facility matures May 2020, and the Revolving Facility matures in June 2020. As of June 30, 2019, the outstanding principal related to these debt obligations is $1 billion.  The Revolving Facility provides for a one-year extension option and the CMBS provides for five one-year extension options. We anticipate exercising the extension options or refinancing the related debt prior to the maturities of these facilities. There is no assurance that at those times we will be able to obtain financings at comparable interest rates or leverage levels or at all.

Our CMBS and Revolving Facilities use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform expected in 2021. These reforms may cause

LIBOR to no longer be provided or to perform differently than in the past. If LIBOR is no longer widely available, our CMBS and Revolving Facilities provide for alternate interest rate calculations.  There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the CMBS and Revolving Facilities.

Further, if we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks Related to Our Business and Industry” and “Risk Factors—Risks Related to Our Indebtedness” in our Annual Report on Form 10-K.

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

On May 14, 2019, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the second quarter of 2019. The second quarter dividend was paid on July 15, 2019 to stockholders of record as of June 28, 2019.

On August 13, 2019, our board of directors authorized and the Company declared a cash dividend of $0.20 per share of common stock with respect to the third quarter of 2019. The third quarter dividend will be paid on October 15, 2019 to stockholders of record as of September 30, 2019.

The cash common stock dividends for the six months ended June 30, 2019 represent dividend payments of approximately $23 million. Cash flow from operating activities for the six months ended June 30, 2019 was $61 million.  Such cash flow from operating activities includes payments for our Series A Preferred Stock.  Further, our Nareit FFO attributable to common stockholders for the six months ended June 30, 2019 was $38 million. Accordingly, we believe our cash flow from operating activities and Nareit FFO attributable to common stockholders are in excess of our dividends. However, as dividends are at the sole discretion of our board of directors, there is no assurance of the amount of any future dividends, if any.  (See “Non-GAAP Financial Measures” above for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income).

Off-balance sheet arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

See Note 2 “Significant Accounting Policies and Recently Issued Accounting Standards” to our condensed consolidated financial statements included elsewhere in this report for a description of recently adopted accounting pronouncements.

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the condensed consolidated financial statements and accompanying footnotes. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K describes the critical accounting estimates used in preparation of our condensed consolidated financial statements. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations. There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates, which may impact future income, cash flows and fair value of the Company, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We will continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.  Our exposure to market risk has not materially changed from what we previously disclosed in our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, the Company’s management has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives.  Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Except as set forth below, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition from the risk factors previously disclosed in our Annual Report on Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

We are subject to risks associated with the concentration of our portfolio in the La Quinta brand. Any deterioration in the quality or reputation of the La Quinta brand, including changes to loyalty programs, or our relationship with the La Quinta brand could have an adverse impact on our financial condition or results of operations.

All of our properties currently utilize the La Quinta brand and we entered into management and franchise agreements with LQH to manage all of our owned properties prior to the Spin-Off. As a result, the success of our hotels and their ability to attract and retain guests depends on brand recognition and reputation, including the consistency of the La Quinta brand experience amongst our portfolio of hotels. We cannot assure you that the prior performance of our hotels will be indicative of future results or that competition from other brands will not adversely affect our market position or financial performance.

In addition, the brand recognition and support that provide much of the basis for the successful operation of our hotels can also mean that changes or problems with the La Quinta brand (e.g., integration challenges relating to the acquisition by Wyndham Worldwide of the La Quinta brand, changes in management practices, the Spin-Off or acts or omissions that adversely affect our business) can have a substantial negative impact on the operations of our hotels and can cause a loss of consumer confidence in La Quinta hotels or otherwise result in reduced bookings at our hotels. For example, we have seen negative effects on our revenues following the systems migration to the Wyndham platform effected in the second quarter of 2019 which we believe are due to, among other things, modifications LQM made to our revenue management software and tools, call center customer interface technology and the administration of corporate and group bookings. If we are unable to work with LQM and Wyndham to develop effective modifications or enhancements for such systems, software and tools and other processes, or if we experience further integration challenges, our financial condition and results of operations could be further negatively impacted.

Moreover, changes or problems or at our hotel properties (e.g., crime, scandal, litigation, negative publicity, catastrophic fires or similar events or accidents and injuries or other harm to guests or team members at our hotels) can have a substantial negative impact on the operations of otherwise successful individual locations, and can cause a loss of consumer confidence in La Quinta hotels and other hotels in our segment. Adverse incidents have occurred in the past and may occur in the future. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents. We could also face legal claims and adverse publicity from a variety of events or conditions, many of which are beyond our control. If the reputation or perceived quality of the La Quinta brand declines, our financial condition or results of operations could be adversely affected.

During the second quarter of 2019, La Quinta branded hotels were combined with Wyndham Rewards and the La Quinta Returns loyalty program was closed. La Quinta Returns allowed and Wyndham Rewards allows program members to accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. Rewards programs are an important aspect of our business and of the affiliation value of our hotels. As part of the Wyndham Rewards program, prior La Quinta Returns members may use their points for other hotels in the Wyndham family of brands (not just La Quinta), which may in certain cases directly compete with our hotels, negatively impacting our business. If the Wyndham Rewards program deteriorates or materially changes in a manner adverse to us, our business, financial condition or results of operations could be materially adversely affected.

We are dependent on the performance of LQM and other future third-party hotel managers and could be materially and adversely affected if LQM or such other future third-party hotel managers do not properly manage our hotels or otherwise act in our best interests.

In order for us to qualify as a REIT, with limited exceptions, third parties must operate our hotels. We lease all but one of our hotels to our TRS lessees. Our TRS lessees, in turn, entered into management agreements with LQH prior to the Spin-Off to operate our hotels. We could be materially and adversely affected if LQM or any other future third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interest, and can be financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. For example, in connection with the systems migration to the Wyndham platform effected in the second quarter of 2019, key proprietary revenue management software and tools and other processes were modified. We believe these modifications, and other problems relating to implementation of the transition of our hotels in LQM’s platform, have had a negative effect on our business, and if LQM is unable to develop effective modifications or enhancements for such software and tools, and other processes, or otherwise fails to manage our hotels effectively, our results of operations will be further negatively impacted.

We also rely on the management company to engage general managers at each of our hotels to manage daily operations and oversee the efforts of their team members. We require the third-party hotel manager to hire general managers who are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure of the management company to recruit, retain, train or successfully manage general managers for our hotels could negatively affect our operations. LQM is a wholly-owned subsidiary of Wyndham, which manages and franchises other brands and hotels that compete with our hotels, which could result in conflicts of interest. As a result, LQM may make decisions regarding competing lodging facilities that are not in our best interests. Other third-party hotel managers that we engage in the future may also have similar conflicts of interest.

From time to time, disputes may arise between us, LQM and/or any other future third-party hotel manager regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. For example, on July 30, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly-owned properties.  LQM has denied that it is in default under the management agreements and we are currently in discussion with them to resolve these matters. If we are unable to reach satisfactory results through discussions and negotiations, we or the relevant third-party hotel manager may choose to undertake legal action, the outcome of which may be unfavorable to us. Pursuant to the hotel management agreements we entered into with LQH prior to the Spin-Off, we do not have the option of exploring other potentially more favorable judicial procedures to litigate any such dispute. Furthermore, the management agreements have initial terms of 20 years with two additional five-year renewal periods at manager’s option and we may terminate the management agreements only upon an event of default by the third-party hotel manager, a sale of the property or the relevant manager’s failure of certain performance tests which, if disputed, are subject to legal action.

In the event that we terminate any of our management agreements, whether due to events of default or otherwise, we can provide no assurances that we could find replacement hotel managers or that any replacement hotel manager will be successful in operating our hotels. If any of the foregoing were to occur, it could materially and adversely affect us.

Furthermore, if our relationship with LQM and LQ Franchising were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, LQM and LQ Franchising could, under certain circumstances, terminate our management agreements or franchise agreements for our current hotels or hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.

If we are unable to maintain good relationships with LQM and other third-party hotel managers and franchisors that we may engage in the future, profitability could decrease and our growth potential may be adversely affected.

The success of our properties largely depends on our ability to establish and maintain good relationships with LQM and other third-party hotel managers and franchisors that we may engage in the future. If we are unable to maintain good relationships with LQM and such other third-party hotel managers and franchisors, we may be unable to renew existing management or franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional third-party managers or franchisors may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our growth strategy.

On July 30, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly-owned properties. LQM has denied that it is in default under the management agreements and we are currently in discussion with them to resolve these matters.  If we are unable to amicably resolve any disputes relating to LQM’s performance under the management agreements, it may have an adverse effect on our relationship with LQM which could, in turn, have an adverse effect on our results of operations and financial condition and could result in additional costs for us to report our financial information on a timely basis.

A disruption to the functioning of the reservation system for our hotels, including in connection with the migration from the La Quinta platform to the Wyndham platform, or decrease in the efficiency of the rate management tools to which our property manager has access could have an adverse effect on our business.

La Quinta manages a reservation system that communicates reservations to our hotels that have been made by individuals directly, either online or by telephone to call centers or through devices via mobile applications, or through intermediaries like travel agents, internet travel web sites and other distribution channels. We expect that any other future third-party franchisor would similarly manage a reservation system. In addition, cross-selling through direct channels, such as Wyndham.com and Wyndham’s call center, was launched in August 2018 and complete integration was completed in the first half of 2019. The cost, speed, efficacy and efficiency of these reservation systems, as well as protection of personal or confidential information of its users, are important aspects of any brand. Any degradation of, failure of adequate development relative to, or security breach of, such reservation systems, including in connection with the integration of the La Quinta branded system and Wyndham, may adversely affect our affiliated hotels. These reservation systems generally rely on data communications networks operated by unaffiliated third parties. Any significant interruption of the function of these reservation systems (or significant parts of thereof) may adversely affect our business as well as our ability to generate revenues.

The migration of reservation, property management and booking services for our hotels from La Quinta’s reservation property management and booking systems to systems hosted by Wyndham took place in the second quarter of 2019. In connection with the migration, key proprietary revenue management software was modified. We have experienced a negative impact to our revenues as a result of the modification of such software and other problems relating to implementation of the transition of our hotels to LQM’s platform. If LQM is unable to develop an effective modifications or enhancements for such software and systems, our ability to generate revenues may continue to be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
April 1 through April 30, 2019	1,005,984	$12.01	1,003,149	$30,300,374
May 1 through May 31, 2019	262,463	12.77	211,187	27,610,414
June 1 through June 30, 2019	195,473	12.56	195,473	25,155,299
Total	1,463,920	$12.22	1,409,809

(1)

Includes 2,835 shares for the period from April 1 through April 30, 2019 and 51,276 shares for the period from May 1 through May 31, 2019 purchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock under the Company’s 2018 Omnibus Incentive Plan.

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

Separation and Release Agreement, effective as of May 15, 2019, between CorePoint Lodging Inc. and John W. Cantele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2019 (File no. 001-38168))

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

COREPOINT LODGING INC.
(Registrant)

Date: August 13, 2019	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 13, 2019	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)