Form 10-Q
period 2019-09-30
CorePoint Lodging Inc.
filed 2019-11-14
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to _____________

Commission file number 001-38168
CorePoint Lodging Inc.
(Exact name of registrant as specified in its charter)

Maryland				82-1497742
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

125 E. John Carpenter Freeway, Suite 1650
	Irving,	Texas	75062
(Address of principal executive offices, including zip code)
(972) 893-3199
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CPLG	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The registrant had outstanding 57,319,581 shares of common stock as of October 31, 2019.

COREPOINT LODGING INC.
FORM 10-Q TABLE OF CONTENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2019

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2019 (the “Annual Report on Form 10-K”), and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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

•
risks of having a number of our hotels subject to ground leases, including risks related to our ability to execute and complete disposition and major renovation activities for hotels subject to ground leases;

•	unknown or contingent liabilities related to our hotels or any hotels we may acquire in the future;

•	disruptions to our ability to access capital at times and on terms reasonably acceptable to us;

•	the loss of senior executives;

•	risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor;

•	the results of the current or future audits by the Internal Revenue Service (“IRS”);

•	the nature and complexity of our structure and transactions and the related risk of successful challenges to our tax positions by the IRS or state and local taxing authorities;

•	our substantial indebtedness, maturities and related covenant restrictions limiting new indebtedness, borrowings on existing debt or use of proceeds from property dispositions;

•	risks related to qualifying and maintaining our qualifications as a real estate investment trust (“REIT”);

•	our ability to achieve and maintain effective internal control over financial reporting, including with respect to information obtained from our manager; and

•	the significant influence of affiliates of The Blackstone Group Inc. over us.
We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or outcomes that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact, (ii) the available information with respect to these factors on which such analysis is based is complete or accurate, (iii) such analysis is correct or (iv) our strategy, which is based in part on this analysis, will be successful. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I ‑ FINANCIAL INFORMATION

Item 1.	Financial Statements

CorePoint Lodging Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in millions, except share data)

	September 30, 2019	December 31, 2018
Assets:
Real estate:
Land	$670	$694
Buildings and improvements	2,549	2,562
Furniture, fixtures, and other equipment	368	387
Gross operating real estate	3,587	3,643
Less accumulated depreciation	(1,457)	(1,386)
Net operating real estate	2,130	2,257
Construction in progress	15	43
Total real estate, net	2,145	2,300

Right of use assets	25	—
Cash and cash equivalents	64	68
Accounts receivable	35	33
Other assets	54	54
Total Assets	$2,323	$2,455

Liabilities and Equity:

Liabilities:
Debt, net	$963	$1,014
Mandatorily redeemable preferred shares	15	15
Accounts payable and accrued expenses	99	99
Dividends payable	11	12
Other liabilities	45	11
Deferred tax liabilities	6	7
Total Liabilities	1,139	1,158
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 1.0 billion shares authorized; 57.3 million and 59.5 million shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in-capital	953	974
Retained earnings	228	319
Noncontrolling interest	2	3
Total Equity	1,184	1,297
Total Liabilities and Equity	$2,323	$2,455

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rooms	$210	$230	$629	$650
Other	5	4	13	13
Total Revenues	215	234	642	663
Operating Expenses:
Rooms	99	102	294	287
Other departmental and support	34	33	93	92
Property tax, insurance and other	19	17	55	52
Management and royalty fees	22	23	64	32
Corporate general and administrative	9	10	31	73
Depreciation and amortization	47	39	137	115
Gain on sales of real estate	(14)	—	(16)	—
(Gain) loss on casualty and other, net	(1)	3	(5)	5
Total Operating Expenses	215	227	653	656
Operating Income (Loss)	—	7	(11)	7
Other Income (Expense):
Interest expense	(17)	(17)	(53)	(48)
Other income, net	3	2	10	6
Loss on extinguishment of debt	—	—	—	(10)
Total Other Expenses	(14)	(15)	(43)	(52)
Loss from Continuing Operations before income taxes	(14)	(8)	(54)	(45)
Income tax benefit (expense)	2	(5)	(4)	(6)
Loss from Continuing Operations, net of tax	(12)	(13)	(58)	(51)
Loss from discontinued operations, net of tax	—	—	—	(25)
Net loss	$(12)	$(13)	$(58)	$(76)

Weighted average common shares outstanding - basic and diluted	56.5	58.5	57.4	58.3

Loss per share:
Basic and diluted loss per share from continuing operations	$(0.22)	$(0.22)	$(1.02)	$(0.87)
Basic and diluted from discontinued operations	—	—	—	(0.43)
Basic and diluted loss per share	$(0.22)	$(0.22)	$(1.02)	$(1.30)

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12)	$(13)	$(58)	$(76)
Cash flow hedge adjustment, net of tax	—	—	—	4
Termination of cash flow hedge	—	—	—	(3)
Comprehensive net loss	$(12)	$(13)	$(58)	$(75)

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except per share data)

	Common Stock		Treasury Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Par Value
Balance as of January 1, 2018	58.7	$1	$(212)	$1,181	$(144)	$(1)	$3	$828
Cumulative-effect adjustment from the adoption of new revenue accounting standard	—	—	—	—	(15)	—	—	(15)
Net loss	—	—	—	—	(15)	—	—	(15)
Equity-based compensation	—	—	—	4	—	—	—	4
Cash flow hedge adjustment, net of tax	—	—	—	—	—	3	—	3
Balance as of March 31, 2018	58.7	1	(212)	1,185	(174)	2	3	805
Net loss	—	—	—	—	(48)	—	—	(48)
Equity-based compensation	1.1	—	—	2	—	—	—	2
Purchase of common stock (pre Spin-Off)	(0.1)	—	(2)	—	—	—	—	(2)
Retirement of treasury stock	—	—	214	(214)	—	—	—	—
Cash flow hedge adjustment, net of tax	—	—	—	—	—	1	—	1
Gain on termination of cash flow hedge	—	—	—	—	—	(3)	—	(3)
Purchase of common stock (post Spin-Off)	(0.1)	—	(3)	—	—	—	—	(3)
Reorganization and separation from La Quinta Holdings Inc.	—	—	—	—	761	—	—	761
Balance as of June 30, 2018	59.6	1	(3)	973	539	—	3	1,513
Net loss	—	—	—	—	(13)	—	—	(13)
Dividends on common stock ($0.267 per share)	—	—	—	—	(16)	—	—	(16)
Equity-based compensation	—	—	—	3	—	—	—	3
Purchase of common stock (post Spin-Off)	—	—	3	(3)	—	—	—	—
Reorganization and separation from La Quinta Holdings Inc.	—	—	—	—	(7)	—	—	(7)
Balance as of September 30, 2018	59.6	$1	$—	$973	$503	$—	$3	$1,480

Balance as of January 1, 2019	59.5	$1	$—	$974	$319	$—	$3	$1,297
Cumulative-effect adjustment from the adoption of new lease accounting standard	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	(27)	—	—	(27)
Dividends on common stock ($0.20 per share)	—	—	—	—	(12)	—	—	(12)
Equity-based compensation	0.4	—	—	2	—	—	—	2
Purchase of common stock	(0.7)	—	—	(9)	—	—	—	(9)
Balance as of March 31, 2019	59.2	1	—	967	281	—	3	1,252
Net loss	—	—	—	—	(19)	—	—	(19)
Dividends on common stock ($0.20 per share)	—	—	—	—	(11)	—	—	(11)
Equity-based compensation	—	—	—	4	—	—	—	4
Purchase of common stock	(1.5)	—	—	(17)	—	—	—	(17)
Balance as of June 30, 2019	57.7	1	—	954	251	—	3	1,209
Net loss	—	—	—	—	(12)	—	—	(12)
Dividends on common stock ($0.20 per share)	—	—	—	—	(11)	—	—	(11)
Equity-based compensation	—	—	—	3	—	—	—	3
Purchase of common stock	(0.4)	—	—	(4)	—	—	—	(4)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2019	57.3	$1	$—	$953	$228	$—	$2	$1,184

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(58)	$(76)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	137	119
Amortization of deferred costs and other assets	16	8
(Gain) loss on real estate casualties	(5)	5
Loss on extinguishment of debt	—	17
Gain on sales of real estate	(16)	—
Equity-based compensation expense	9	9
Changes in assets and liabilities:
Accounts receivable	(6)	5
Other assets	7	(11)
Accounts payable and accrued expenses	6	(6)
Other liabilities	4	(2)
Net cash provided by operating activities	94	68
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(61)	(138)
Lender and other escrows	—	(15)
Insurance proceeds related to real estate casualties	13	16
Proceeds from sales of real estate	86	6
Net cash provided by (used in) investing activities	38	(131)
Cash flows from financing activities:
Proceeds from debt	—	1,060
Repayment of debt	(62)	(1,030)
Debt issuance costs	—	(29)
Issuance of mandatorily redeemable preferred shares	—	15
Payment of property insurance financing	(8)	—
Dividends on common stock	(35)	(4)
Distributions to noncontrolling interest	(1)	—
Proceeds on termination of cash flow hedge, net	—	2
Purchase of common stock	(30)	(5)
Reorganization and separation from La Quinta Holdings Inc.	—	(23)
Net cash used in financing activities	(136)	(14)
Decrease in cash and cash equivalents	(4)	(77)
Cash and cash equivalents at the beginning of the period	68	141
Cash and cash equivalents at the end of the period	$64	$64

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Organization and Basis of Presentation
Organization and Business
CorePoint Lodging Inc., a Maryland corporation, is a lodging real estate company, primarily serving the upper mid-scale and mid-scale segments, with a portfolio of select service hotels located in the United States (“U.S.”). As used herein “CorePoint,” the “Company,” “we,” “us,” or “our,” refers to CorePoint Lodging Inc. and its consolidated subsidiaries. We have operated as an independent, self-administered, publicly traded company since May 30, 2018.
The following table sets forth the number of owned and joint venture hotels and approximate number of rooms at such hotels as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019		December 31, 2018
	# of hotels	# of rooms	# of hotels	# of rooms
Owned (1)	289	37,100	314	40,200
Joint Venture	1	200	1	200
Totals	290	37,300	315	40,400
____________________

(1)
As of December 31, 2018, owned hotels include one hotel designated as assets held for sale which was sold during 2019. From January 1, 2019 to September 30, 2019, we sold 23 additional hotels and one hotel was a full casualty loss. No hotels were designated as assets held for sale as of September 30, 2019.

For U.S. federal income tax purposes, we made an election to be taxed as a real estate investment trust (“REIT”), effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. As a REIT, we are generally not subject to federal corporate income tax on the portion of its net income that is currently distributed to its stockholders. To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage our hotels. Therefore, we lease the hotel properties to CorePoint TRS L.L.C., our wholly-owned taxable REIT subsidiary (“TRS”), which engages third-party eligible independent contractors to manage the hotels. TRS is subject to federal, state and local income taxes. To maintain our REIT status, we must annually distribute at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. We intend to meet our distribution requirements as required by the Code.
On May 30, 2018, La Quinta Holdings Inc., a Delaware corporation (“LQH Parent,” and together with its consolidated subsidiaries, “LQH”) completed the separation of its hotel ownership business from its hotel franchise and hotel management business. The separation (“Spin-Off”) was made as part of a plan to spin off LQH’s hotel ownership business into a stand-alone, publicly traded company, CorePoint, prior to the merger (“Merger”) of LQH Parent with a wholly-owned subsidiary of Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide” and including its subsidiaries and affiliates, “Wyndham”). As part of the Spin-Off and Merger, Wyndham became franchisor and manager of our hotel operations. See Note 13 “Discontinued Operations” for additional discussion of the Spin-Off and the financial presentation. Unless otherwise noted, all disclosures in these notes to condensed consolidated financial statements reflect only continuing operations.
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our consolidated financial position as of September 30, 2019 and December 31, 2018, and our consolidated results of operations and cash flows for the periods ended September 30, 2019 and 2018.

Subsequent to May 30, 2018, the accompanying condensed consolidated financial statements include the accounts of CorePoint Lodging Inc. The historical condensed consolidated financial statements through May 30, 2018, represent the results of operations of entities that were under the common control of the accounting predecessor, LQH Parent.
The accompanying condensed consolidated financial statements include our accounts, as well as our wholly-owned subsidiaries and any consolidated variable interest entities (“VIEs”). We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our stockholders. All intercompany transactions have been eliminated.
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
Reclassifications
Certain line items on the condensed consolidated statements of operations and condensed consolidated statements of cash flow for the three and nine months ended September 30, 2018 have been reclassified to conform to the current period presentation following the Spin-Off. These reclassifications had no impact on our net income (loss) or financial position and were made in order to conform to presentations consistent with other REIT lodging companies, combine immaterial amounts, separate certain amounts to provide increased visibility to previously combined amounts and reflect the results of discontinued operations. See Note 13 “Discontinued Operations” for additional information.

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

Leasehold improvements are depreciated over the shorter of the underlying lease term or the useful lives of the related assets, generally ranging from one to 25 years.
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

We did not record any impairment loss for the three or nine months ended September 30, 2019 or 2018.

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

We classify assets as held for sale when criteria are met in accordance with GAAP. At that time, we present the assets and obligations associated with the real estate held for sale separately in our condensed consolidated balance sheet, and we cease recording depreciation and amortization expense related to that asset. Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.

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
Accounts Receivable
Accounts receivable primarily consists of receivables due from hotel guests, credit card companies and insurance settlements and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due, status of collection activities, and the financial condition of the debtor. Accounts receivable are written off when collection is not probable. We record uncollectible operating lease receipts as a direct offset to room revenues. We record uncollectible other customer revenues to bad debt expense. Our insurance settlement receivables included in accounts receivable are recorded based upon the terms of our insurance policies and our estimates of insurance losses. We recognize business interruption claims as revenue when collected and accordingly our accounts receivable do not include any amounts related to estimated business interruption claim recoveries. As of both September 30, 2019 and December 31, 2018, we had $13 million of insurance settlement receivables.

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

Lessee Accounting

We adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, effective January 1, 2019. See “Recently Adopted Accounting Standards” below for additional information related to the adoption.

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
We record all derivatives at fair value. On the date the derivative contract is entered, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Cash Flow Hedge are recorded in the condensed consolidated statements of comprehensive income (loss) until they are reclassified into earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Fair Value Hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the condensed consolidated statements of cash flows. Changes in fair value of undesignated hedge instruments are recorded in current period earnings. As of September 30, 2019, our only derivative, an interest rate cap, is an undesignated hedge instrument.
Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers, effective January 1, 2018, using the modified retrospective transition method. We also adopted ASC Topic 842, Leases, effective January 1, 2019, using the modified retrospective transition method. There was no material impact to revenues or continuing operations in our financial statements due to the change in either of these accounting policies. The information in this section describes our current revenue recognition policies. See “Recently Adopted Accounting Standards” below for additional information related to these adoptions.
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
Income Taxes
Subsequent to the Spin-Off, we are organized in conformity with, and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2019 and for the period from the Spin-Off to September 30, 2018 related to our REIT operations; however, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes. We were also subject to U.S. federal, state, local and foreign income taxes prior to the Spin-Off.
We use the asset and liability method of accounting for income taxes. Under this method, current income tax expense represents the amounts expected to be reported on our income tax returns, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be applied to taxable income in the years in which those temporary differences are expected to reverse.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted into law. The Tax Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, providing bonus accelerated depreciation deductions on certain qualified real estate additions, implementing limitations on net operating loss (“NOL”) carryovers, and allowing ordinary dividend income from a REIT to be eligible for a 20% qualified business income deduction. The Tax Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018, and accordingly, we have measured our federal tax expense at 21%.

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
Substantially all of our revenues are derived from our lodging operations and our wholly-owned hotels. Lodging operations are particularly sensitive to adverse economic and competitive conditions and trends, which could adversely affect our business, financial condition and results of operations. We have a concentration of hotels operating in Texas, Florida and California.
The number of hotels and percentages of total hotels as of September 30, 2019 and December 31, 2018, and the percentages of our total revenues, excluding revenue from discontinued operations, from these states for the nine months ended September 30, 2019 and year ended December 31, 2018 is as follows:

	September 30, 2019			December 31, 2018
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Texas	62	21%	20%	68	22%	22%
Florida	48	17%	16%	49	16%	14%
California	21	7%	11%	21	6%	11%
Total	131	45%	47%	138	44%	47%

Our geographic concentration did not significantly change during 2018.
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
Principal Components of Expenses
As more fully explained in Note 8 “Commitments and Contingencies” a third-party management company is responsible for the day to day operations of our hotels. For many expenses, the manager directly contracts for the services in the capacity as a principal, and we reimburse our manager in accordance with the agreements. We present the following expense components and only classify the fee portion of expense as management and royalty fees. We classify all amounts owed to our manager and the franchisor in accounts payable and accrued expenses.
Rooms—These expenses include hotel expenses of housekeeping, reservation and related systems (per our franchise agreements), room, breakfast and other room supplies and front desk costs.
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
(Gain) loss on casualty and other, net—This net activity primarily includes casualty losses incurred resulting from property damage or destruction caused by any sudden, unexpected or unusual event such as a hurricane or significant casualty in excess of related estimated insurance awards recognized in accordance with GAAP.

Newly Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13
Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements. While some disclosures have been removed or modified, new disclosures have been added. The guidance is effective for us January 1, 2020. We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures, but do not expect the implementation of this guidance to have a material impact on our condensed consolidated financial position and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income but excludes operating lease receivables. The guidance is currently expected to primarily apply to our non-lease trade and casualty insurance claim receivables and any other future financial assets that have the contractual right to receive cash that we may acquire in the future. The guidance is effective for us January 1, 2020. Historically, non-lease revenues represent less than 3% of total revenues and our credit losses have not been material. We are currently evaluating the impact of this guidance on our financial position, results of operations and related disclosures, but do not expect the implementation of this guidance to have a material impact on our condensed consolidated financial position and results of operations.

Recently Adopted Accounting Standards

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This update clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. We adopted this guidance upon issuance, as required. The adoption of this standard did not have a material effect on our financial statements.

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

As a lessee, our recognition of lease revenue was substantively consistent with previous guidance and, accordingly, the adoption of the lessor portion of the new standard did not have a material effect on our financial statements. As a lessee, the adoption of the new lease standard resulted in the recognition of right of use assets and lease liabilities, primarily related to our ground leases. As of January 1, 2019, right of use assets and lease liabilities of $27 million and an increase of $1 million to retained earnings were recognized. For the three and nine months ended September 30, 2019, the new standard did not have a material effect on our statement of operations. See Note 10 “Revenues” and Note 8 “Commitments and Contingencies” for additional information on our lease accounting.

Effective January 1, 2019, we adopted ASU 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this standard, most of the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. We account for our share-based payments to members of our board of directors in the same manner as share-based payments to our employees. Other than to members of our board of directors, we do not award share-based payments to any nonemployees. The adoption of this standard did not have a material effect on our financial statements.
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
From time to time, new accounting standards are issued by the FASB or other standards-setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently adopted or recently issued standards that are not yet effective have not or will not have a material impact on our financial statements upon adoption.

3.     Investments in Real Estate

During the three months ended September 30, 2019, 18 hotels classified as investments in real estate were sold for gross proceeds of $70 million resulting in a gain on sales of $14 million. During the nine months ended September 30, 2019, 23 hotels classified as investments in real estate (excluding a hotel classified as held for sale - See Note 4 “Other Assets”) were sold for gross proceeds of $91 million resulting in a gain on sales of $16 million. Net proceeds were primarily used to pay down debt.

During the nine months ended September 30, 2018, two hotels classified as investments in real estate were sold for gross proceeds of $7 million with no gain on sales.

Depreciation expense related to buildings and improvements, furniture, fixtures and other equipment was $47 million and $39 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense related to buildings and improvements, furniture, fixtures and other equipment was $137 million and $115 million for the nine months ended September 30, 2019 and 2018, respectively.

Construction in progress primarily includes capitalized costs for ongoing projects that have not yet been put into service.

We have pledged substantially all of our investments in real estate as collateral for the CMBS Facility. See Note 5 “Debt” for additional information about the CMBS Facility.

4.     Other Assets

The following table presents other assets as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Lender and other escrows	$26	$20
Prepaid expenses	12	6
Intangible assets, net	5	5
Federal and state tax receivables	—	4
Assets held for sale	—	3
Other assets, primarily hotel supplies	11	16
Total other assets	$54	$54

Assets held for sale as of December 31, 2018 represents one hotel. This hotel was sold in the second quarter of 2019 for gross proceeds of $3 million with substantially no gain. No hotels were designated as assets held for sale as of September 30, 2019.

5.     Debt
The following table presents the carrying amount of our debt as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018	Interest Rate as of September 30, 2019 (1)	Maturity Date
CMBS Facility	$973	$1,035	One-month LIBOR + 2.75%	June 2020(2)
Revolving Facility	—	—	One-month LIBOR + 4.50%	May 2020(3)
	973	1,035
Less deferred finance costs	(10)	(21)
Total debt, net	$963	$1,014
____________________

(1)	One-month London Interbank Offering Rate (“LIBOR”) at September 30, 2019 and 2018 was 2.02% and 2.26%, respectively. The interest rate margins were unchanged in 2019 and 2018.

(2)
After maturity in June 2020, includes five one-year extension options at our option, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement.

(3)
After maturity in May 2020, includes a one-year extension option at our option, subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility.

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
The CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR and (ii) 2.75% per annum for the first five years of the term, 2.90% for the sixth year of the term and 3.00% for the seventh year of the term. Interest is generally payable monthly. In addition, in connection with the Spin-Off, we incurred additional interest expense in 2018 of $2 million related to the securitization of the debt.
The CMBS Facility matures on June 9, 2020, with five one-year extension options, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement. No regular principal payments are due prior to the scheduled or extended maturity date. The CMBS Facility is pre-payable in whole or in part subject to payment of (i) all accrued interest through the end of the applicable accrual period and (ii) prior to the payment date in December 2019 a spread maintenance premium and in certain cases third party LIBOR breakage costs. Notwithstanding the above, the CorePoint CMBS Borrower is permitted to prepay the CMBS Facility by an amount not to exceed 20% of the original principal balance of the CMBS Facility, in the aggregate without payment of any spread maintenance premium and the spread maintenance premium for prepayments after the payment date in November 2019 will be zero.
We may obtain the release of individual properties from the CMBS Facility, provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release, the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and less a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. During the nine months ended September 30, 2019, primarily in connection with the sale of 23 secured hotel properties, $62 million of the net proceeds were used to pay down the principal of the CMBS Facility. During the three and nine months ended September 30, 2019, we recorded substantially no loss on extinguishment of debt related to these principal pay downs.

The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of September 30, 2019, we believe we were in compliance with these covenants.
At the origination of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, the CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts during the continuation of an event of default under the loan or if and while the Debt Yield for the CMBS Facility falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters. As of September 30, 2019, we believe we were in compliance with these covenants.
As required by the CMBS Loan Agreement, we entered into an interest rate cap agreement on May 30, 2018 with a notional amount of $1.035 billion and a one-month LIBOR interest rate cap of 3.25% that expires on July 15, 2020 (the “Interest Rate Cap Agreement”). The Interest Rate Cap Agreement is for a period equal to the existing term of the CMBS Facility and has a notional amount equal to or greater than the then outstanding principal balance of the CMBS Facility. We did not designate the interest rate cap as a hedge. The interest rate cap had no carrying value as of September 30, 2019, and the net carrying amount of the interest rate cap (included in other assets) was less than $0.2 million as of December 31, 2018.
Revolving Facility
On May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP, and CorePoint OP entered into a credit agreement (the “Revolver Credit Agreement”) providing for the $150 million Revolving Facility (“Revolving Facility”). The Revolving Facility matures on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility. Upon consummation of the Spin-Off, $25 million was drawn on the Revolving Facility and repaid on August 3, 2018. There were no other draws in 2018, and as of and for the nine months ended September 30, 2019, no amounts were outstanding under the Revolving Facility.
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
The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults. The most restrictive of these are a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, as defined, and tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility. As of September 30, 2019, we believe we were in compliance with these covenants.
The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower.
As of September 30, 2019, $29 million of the $150 million, was available to be drawn by us under the Revolver Facility prior to the amendment described below. Subsequent to September 30, 2019, the CorePoint Revolver Borrower amended the Revolving Facility, modifying certain availability thresholds. As of November 13, 2019, $100 million of the $150 million, is available to be drawn by us, under the Revolving Facility, as amended. Availability is still subject to meeting certain financial thresholds, including debt yield, leverage ratio, and minimum interest coverage, which have been adversely affected by our decline in operations and only partially offset by pay downs in our debt from hotel sales. There were no other significant changes in the financial terms as a part of the amendment.

Term Facility and Extinguishment of Debt
Proceeds from the CMBS Loan Agreement were used to repay and discharge previous loans (“Term Facility”) on May 30, 2018, in connection with the Spin-Off and Merger. During the nine months ended September 30, 2018, we recorded a $10 million loss related to the extinguishment of the Term Facility. The loss primarily included the write-off of unamortized debt issuance costs and original issuance discount.
The interest rate for the Term Facility from January 1, 2018 to March 6, 2018 was LIBOR plus 2.75% and for the period from March 7, 2018 to May 30, 2018 was LIBOR plus 3.00%.

6.     Mandatorily Redeemable Preferred Shares
In connection with LQH’s internal reorganization prior to the Spin-Off, we issued 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to a wholly-owned subsidiary of LQH Parent for cash of $15 million. LQH, through its subsidiary, privately sold all of the Series A Preferred Stock to an unrelated third-party investor immediately prior to the completion of the Spin-Off.
The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. As of September 30, 2019, we pay a cash dividend on the Series A Preferred Stock equal to 13% per annum, payable quarterly. If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we will be required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. As of September 30, 2019, none of these ratios have been exceeded and we have not triggered any of the events that would result in an increased dividend rate.
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

7.     Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities include the following as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019	December 31, 2018
Due to hotel manager	$44	$44
Real estate taxes	27	23
Sales and occupancy taxes	9	8
Interest	—	3
Other accounts payable and accrued expenses	19	21
Total accounts payable and accrued expenses	$99	$99

Operating lease liabilities	$25	$—
Property insurance financing	6	—
Below market leases, net	5	6
Other liabilities	9	5
Total other liabilities	$45	$11

8.     Commitments and Contingencies
Hotel Management and Franchise Agreements
Management Fees
On May 30, 2018, we entered into separate hotel management agreements with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined. The term of the management agreements is 20 years, subject to two renewals of five years each, at LQM’s option. There are penalties for early termination.
LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. We have consultative and limited approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel. We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees, general liability insurance and other costs that the manager incurs to operate the hotels. In connection with those reimbursement requirements, we are required to maintain certain minimum cash operating balances at our hotels.
For the three months ended September 30, 2019 and 2018 our management fee expense was $11 million and $12 million, respectively. For the nine months ended September 30, 2019 and 2018, our management fee expense was $32 million and $16 million, respectively.
Beginning on July 30, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly-owned properties. On October 18, 2019, we entered into a settlement agreement with Wyndham, which included amendments to the management and franchise agreements (the “Wyndham Settlement”). See Note 18 “Subsequent Events” for additional information regarding the settlement.

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

Our franchise agreements require that we pay a 5% royalty fee on gross room revenues. The term of the franchise agreements is through 2038, subject to one renewal of ten years, at the franchisor’s option. There are penalties for early termination. For the three months ended September 30, 2019 and 2018, our royalty fee expense was $11 million and $11 million, respectively. For the nine months ended September 30, 2019 and 2018, our royalty fee expense was $32 million and $16 million, respectively.
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
Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance. However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of September 30, 2019, no such notices have been received; however, approximately 64% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program. As of September 30, 2019, $15 million was held in lender escrows that can be used to finance these requirements.

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
Tax Contingencies
Under the terms of the Spin-Off and Merger agreements, we retained any liabilities arising from LQH federal, state or local income tax obligations through tax years ended December 31, 2014. Wyndham assumed LQH federal, state or local income tax obligations for LQH tax periods thereafter through and including May 30, 2018 (the “Spin-Off Date”).
Additionally, as the Spin-Off was a taxable spin, Wyndham reserved $240 million to cover their potential tax payments related to the Spin-Off. Under the Spin-Off and Merger agreements, if the reserve related to the Spin-Off tax payment was in excess of the Spin-Off amounts then the difference is to be remitted to us with an increase to stockholders’ equity. As a part of the Wyndham Settlement, Wyndham agreed to pay $17 million to the Company. See Note 18 “Subsequent Events” for additional information regarding the settlement.
We are subject to regular audits by federal and state tax authorities related to prior periods, which may result in additional tax liabilities. The Internal Revenue Service (“IRS”) is currently auditing one of our former LQH REITs and one of our former LQH TRSs, in each case for the tax years ended December 31, 2010 and 2011. As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham or any other parties. In July 2014, we received a notice of proposed adjustments (“NOPA,” also known as a 30-Day Letter) from the IRS proposing to impose a 100% tax on the REIT totaling $158 million for the periods under audit in which the IRS has asserted that the internal rent charged for these periods under the lease of hotel properties from the REIT to our consolidated taxable REIT subsidiary exceeded an arm’s length rent. An appeal of this proposed imposition of tax was filed with the IRS Independent Office of Appeals in August 2014. In November 2017, IRS Appeals returned the matter to IRS Examination for further factual development.

In 2014, the IRS also began an audit of the tax returns of the same entities subject to the 2010 and 2011 audit in each case for the tax years ended December 31, 2012 and 2013. As noted above, any obligations related to these tax years are the responsibility of the Company, with no reimbursement or offset from Wyndham or any other parties. In August 2017, the IRS issued a revised NOPA, in which it proposed to disallow net operating loss carryovers originating in tax years 2006-2011 or, in the alternative, tax years 2006-2009, depending upon the outcome of the 2010-2011 examination discussed above. In April 2019, the IRS notified the Company that it was combining all of the audits, restating their position with respect to the arm’s length nature of the rents and the disallowance of the NOLs and requesting our acknowledgement of certain facts related to the audits. Subsequently, we have furnished written responses to the IRS in connection with the NOPA and other communications. In November 2019, the IRS issued another NOPA, restating their prior claim, and although the timing is uncertain, we expect that IRS Appeals will again be involved by early 2020.
We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws related to REITs. Based on our analysis of the NOL notice, we believe the IRS NOL disallowances applied in the 2012-2013 audit contain the same flaws present in the 2010-2011 audit and that the IRS proposed NOL adjustments are inconsistent with the U.S. federal tax laws related to REITs. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of September 30, 2019, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT equal to 100% of the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.
Purchase Commitments
As of September 30, 2019, we had approximately $31 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business.
Lease Commitments
As a lessee, our arrangements are primarily ground leases for certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts. Including the renewal options, these leases extend for varying periods through 2096. We consider the reset base rents at the time of such renewals as the future minimum rental payment. Our other lease arrangement primarily relates to the lease of our corporate office, which requires payments of escalating base rents and other variable reimbursements. As of September 30, 2019, the incremental borrowing rate and the remaining maturity for our ground leases and corporate office lease was a weighted average of 8.7% and 30 years.

The contractual maturity analysis of all of our operating lease liabilities on an undiscounted basis as of September 30, 2019 is as follows (in millions):

Year	Maturity Analysis of Operating Lease Liabilities
2019 (remaining three months)	$1
2020	3
2021	3
2022	3
2023	3
2024	3
Thereafter	60
$76

The difference between the undiscounted contractual payments of $76 million above and the September 30, 2019 operating lease liabilities of $25 million (included in our “other liabilities”) is the present value of imputed interest. Contractual payments include base rents that have been contractually reset based on inflation indexes as of September 30, 2019.
For the three months ended September 30, 2019, total rent expense included in “property tax, insurance and other expenses” in our condensed consolidated statement of operations was $2 million, of which $0.2 million related to variable rents. For the three months ended September 30, 2018, total rent expense was $2 million, of which $0.3 million related to variable rents. We had no expense related to short-term leases for the three months ended September 30, 2019. Differences between amounts expensed and cash paid were not significant.
For the nine months ended September 30, 2019, total rent expense included in “property tax, insurance and other expenses” in our condensed consolidated statement of operations was $4 million, of which $0.6 million related to variable rents. For the nine months ended September 30, 2018, total rent expense was $4 million, of which $0.7 million related to variable rents. For the nine months ended September 30, 2019, our short-term lease expense was $0.2 million. Differences between amounts expensed and cash paid were not significant.
In accordance with ASC Topic 840, Leases, future minimum non-cancellable payments for all of our operating leases as of December 31, 2018 were as follows (in millions):

Year	Maturity Analysis of Operating Lease Liabilities
2019	$3
2020	3
2021	3
2022	2
2023	2
Thereafter	98
$111

The differences in amounts from future payments as of September 30, 2019 compared to December 31, 2018 are primarily due to differences in the definitions and determinations of lease term and variable lease payments under the new lease accounting standard and lease activity subsequent to January 1, 2019.

9.     Equity

On March 21, 2019, our Board of Directors authorized a $50 million share repurchase program. Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Through September 30, 2019, we have acquired 2.6 million shares at a weighted average cost per share of $11.34 under the share repurchase program.

10.     Revenues

Revenues for the three and nine months ended September 30, 2019 are comprised of the following components (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Operating lease revenues:
Rooms	$210	$629
Other	2	5
Total lease revenues	212	634

Customer revenues	3	8
Total revenues	$215	$642

Operating lease revenues other primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For the three months ended September 30, 2019 we had less than $0.1 million of variable lease revenue. For the nine months ended September 30, 2019 we had $0.1 million of variable lease revenue.

11.     Equity-Based Compensation

Our 2018 Omnibus Incentive Plan (the “Plan”), as amended, authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. A total of eight million shares of common stock has been authorized for issuance under the Plan and approximately six million shares of common stock are available for issuance as of September 30, 2019.

As of September 30, 2019, we have RSAs, RSUs and PSUs outstanding. The RSAs and RSUs are time-based, where the awards vest over time, generally three to four years, and are not subject to future performance targets. RSAs and RSUs are initially recorded at market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of September 30, 2019, these performance targets relate to relative and absolute total shareholder returns, as defined, which are treated as market-based conditions. Accordingly, these market-based PSUs are recorded at the fair value of the award using a Monte Carlo simulation valuation model. The currently outstanding PSUs vest over two to three years. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events.

In connection with the Spin-Off, we entered into an agreement with LQH Parent to modify all outstanding awards granted to the employees of LQH Parent. The agreement generally provided that, as of the separation, holders of such awards were entitled to receive CorePoint equity-based, time-vesting, compensation awards. Generally, all such CorePoint equity-based compensation awards retain the same terms and vesting conditions as the original LQH Parent equity-based compensation awards to which such awards relate (except for the LQH Parent PSUs, as described below). Under the agreement, holders of LQH Parent RSAs and LQH Parent RSUs received RSAs and RSUs. Holders of LQH Parent PSUs received RSAs. The number of shares subject to such converted awards were calculated based on adjustments to LQH Parent’s equity-based awards using the distribution ratio in the agreement and assumed a majority of the performance-vesting awards vest at target performance levels.  Performance-based vesting with respect to the converted LQH Parent PSUs were removed, and instead the CorePoint converted equity-based awards will vest, subject to the holder’s continued employment with La Quinta or CorePoint, as applicable, through the last date of the original performance period (as defined in the applicable LQH Parent PSU grant notice) to which such awards relate, effectively transforming the PSU awards into time-vesting equity awards. Following the Spin-Off, the compensation expense related to these replacement equity-based compensation awards for the employees of La Quinta is incurred by La Quinta. The compensation expense related to these replacement equity-based compensation awards for the employees of CorePoint is incurred by CorePoint.

For both the three months ended September 30, 2019, and 2018, we recognized $3 million of equity-based compensation expense in continuing operations. For the nine months ended September 30, 2019, and 2018, we recognized $9 million and $5 million, respectively, of equity-based compensation expense in continuing operations.

For the nine months ended September 30, 2018, we had $4 million of equity-based compensation expense in discontinued operations. No equity-based compensation expense was recognized in discontinued operations for the three months ended September 30, 2018, and no equity-based compensation expense was recognized in discontinued operations in 2019.

The following table summarizes the activity of our RSAs, RSUs and PSUs during the nine months ended September 30, 2019 (because of the Spin-Off and the stock compensation restructuring described above, activity prior to 2019 is not presented):

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	884,068	$20.50	—	$—	14,624	$5.77
Granted	439,983	11.06	447,527	6.99	572	12.42
Vested	(259,016)	15.69	—	—	(9,611)	6.04
Forfeited	(61,332)	15.22	(73,694)	6.99	—	—
Outstanding at September 30, 2019	1,003,703	$17.93	373,833	$6.99	5,585	$5.99

RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

12.    Income Taxes

The tax benefit related to discontinued operations in the amount of $7 million is recorded in “loss from discontinued operations, net of tax” in our statement of operations for the nine months ended September 30, 2018. From January 1, 2018 to the Spin-Off Date, all of the taxable income from operations (both continuing and discontinued operations) and the tax gain from the Spin-Off were included in the U.S. federal and state income tax returns of LQH and Wyndham is responsible for their payment. However, in accordance with GAAP, the tax expense for the nine months ended September 30, 2018 associated with our continuing operations is included in our current tax expense.
The following table presents our income tax benefit (expense) for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current tax benefit (expense)	$3	$(5)	$(4)	$(6)
Deferred tax expense	(1)	—	—	—
Total income tax benefit (expense)	$2	$(5)	$(4)	$(6)

The expense for the nine months ended September 30, 2019 differs from the statutory federal tax rate of 21%, primarily due to the impact of the REIT election, accelerated deductions for certain real estate expenditures and state income taxes. The expense for the nine months ended September 30, 2018 differs from the statutory federal tax rate of 21%, primarily due to the impact of the REIT election, accelerated deductions for certain real estate expenditures, certain restructuring costs and state income taxes.

13.     Discontinued Operations
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
Because the separation was a spin-off among stockholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities. Rather, the carrying amounts of the net assets and liabilities of our former hotel franchise and hotel management accounts are removed at their historical cost with an offsetting amount to equity. The amount recognized will be adjusted in future reporting periods as the amount recorded is preliminary pending the finalization of various items including the final determination of the tax liabilities associated with the transaction and the settlement of other remaining considerations with Wyndham. As these matters are finalized pursuant to the transaction agreements, we will record an adjustment to our assets or liabilities accounts with an offsetting amount to equity. Additionally, as the Spin-Off was a taxable spin, Wyndham reserved $240 million to cover the tax payment for the Spin-Off, fully assuming all federal and state income taxes related to the Spin-Off and the period from January 1, 2018 to the Spin-Off Date. Any residual amount of the reserve in excess of the tax payment will be remitted to us. As a part of the Wyndham Settlement entered on October 18, 2019, Wyndham agreed to pay $17 million to the Company. See Note 18 “Subsequent Events” for additional information regarding the settlement.

There was no activity related to discontinued operations in 2019. There was no activity related to discontinued operations for the three months ended September 30, 2018. The following table summarizes the results of the hotel franchise and hotel management business presented as discontinued operations for the nine months ended September 30, 2018 (in millions):

Nine Months Ended September 30, 2018
Franchise, Management and Other Fee Based Revenues	$58
Operating Expenses
Corporate, general, administrative and marketing	64
Depreciation and amortization	4
Total Operating Expenses	68
Operating Loss	(10)
Other Expenses:
Interest expense	15
Loss on extinguishment of debt	7
Total Other Expenses	22
Loss Before Income Taxes	(32)
Income tax benefit	7
Loss from Discontinued Operations, net of tax	$(25)

As permitted under GAAP, we elected not to adjust the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 to exclude cash flows attributable to discontinued operations. As such, the following table presents selected financial information of LQH Parent included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 (in millions):

Nine Months Ended September 30, 2018
Non-cash items included in net income (loss):
Depreciation and amortization	$4
Amortization of deferred costs	$1
Loss on extinguishment of debt	$7
Equity-based compensation expense	$4

Investing activities:
Capital expenditures	$11

14.     Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. See Note 11 “Equity-Based Compensation” for discussion of dilutive securities including equity-based awards.
On May 30, 2018, LQH Parent stockholders of record as of May 18, 2018, received one share of CorePoint common stock for each share of LQH Parent common stock held after giving effect to the reverse stock split (as described in Note 13 “Discontinued Operations”). Basic and diluted net earnings (loss) per share for the three and nine months ended September 30, 2018 are calculated using the weighted average number of basic, dilutive and anti-dilutive shares of common stock outstanding during the periods, as adjusted for the one-to-two distribution ratio.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Loss from Continuing Operations, net of tax	$(12)	$(13)	$(58)	$(51)
Loss from discontinued operations, net of tax	—	—	—	(25)
Net loss	$(12)	$(13)	$(58)	$(76)
Denominator:
Weighted average number of shares outstanding, basic and diluted	56.5	58.5	57.4	58.3
Basic and diluted loss per share from continuing operations	$(0.22)	$(0.22)	$(1.02)	$(0.87)
Basic and diluted loss per share from discontinued operations	—	—	—	(0.43)
Basic and diluted loss per share	$(0.22)	$(0.22)	$(1.02)	$(1.30)

The earnings per share amounts are calculated using unrounded amounts and shares which may result in differences in rounding of the presented per share amounts.

15.     Fair Value Measurements
As of September 30, 2019 and December 31, 2018, our only fair value measurement on a recurring basis relates to our interest rate cap, which is classified within other assets. As of September 30, 2019, the fair value of the interest rate cap was less than $0.1 million, and as of December 31, 2018, the fair value was less than $0.2 million, and determined as Level 2 under the fair value hierarchy. For the three and nine months ended September 30, 2019, we recorded less than $0.1 million interest expense and less than $0.2 million in interest expense related to the change in fair value of the interest rate cap, respectively.
During 2018, our fair value measurement on a recurring basis related to our interest rate swap. As part of the Spin-Off, the fair value of the interest rate swap was terminated. For the nine months ended September 30, 2018, we recorded a $3 million gain on termination of cash flow hedge in our condensed consolidated statement of comprehensive income.

As of September 30, 2019 and 2018, there were no assets or liabilities recorded at fair value on a nonrecurring basis.

For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility(1)(2)	$973	$973	$1,035	$1,035
Mandatorily redeemable preferred shares(1)	$15	$15	$15	$15
 ____________________

(1)	Classified as Level 3 under the fair value hierarchy.

(2)	Carrying amount excludes deferred finance costs of $10 million as of September 30, 2019 and $21 million as of December 31, 2018.
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
We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows approximate fair value as of September 30, 2019 and December 31, 2018, as applicable. Our estimates of the fair values were determined using available market information and valuation methods appropriate in the circumstances.

16.    Related Party Transactions
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
Other Related Parties
Prior to April 14, 2014, LQH and predecessor entities were owned and controlled by The Blackstone Group Inc. (formerly known as The Blackstone Group L.P.) and its affiliates (collectively, “Blackstone”). Subsequent to April 14, 2014, Blackstone has owned a noncontrolling ownership interest. As of September 30, 2019, Blackstone beneficially owned approximately 30% of our common stock outstanding.
In connection with the Spin-Off and prior to securitization of the CMBS Facility, approximately $518 million of the aggregate principal amount of our debt was held by Blackstone. During the third quarter of 2018, Blackstone contributed the $518 million loan to a single asset securitization vehicle and invested in a $99 million subordinate risk retention interest issued by such securitization vehicle. Total interest payments made to Blackstone in regard to the subordinate risk retention interest for the three and nine months ended September 30, 2019 were approximately $2 million and $5 million, respectively.
Prior to the Spin-Off, we purchased products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. Subsequent to the Spin-Off, these products and services are contracted independently by our hotel manager. We paid $1 million to entities affiliated with or owned by Blackstone during the nine months ended September 30, 2018. There were no amounts paid to entities affiliated with or owned by Blackstone for these products and services during the three months ended September 30, 2018.
In September 2018, we entered into a consulting agreement with Mr. Glenn Alba, a member of our board of directors, pursuant to which Mr. Alba provides consulting services in connection with developing, reviewing and advising on our real estate and capital deployment policies, strategies and programs. Mr. Alba receives approximately $8 thousand monthly and reimbursement of all reasonable business expenses incurred on our behalf until September 2020.

17.     Supplemental Disclosures of Cash Flow Information
The following table presents the supplemental cash flow information for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid during the period	$45	$63
Income taxes paid during the period, net of refunds	$1	$4

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$4	$3
Cash flow hedge adjustment, net of tax	$—	$1
Casualty receivable related to real estate	$—	$5
Dividends payable on common stock	$11	$12
Recognition of right of use operating lease assets and operating lease liabilities	$28	$—
Financing of property insurance prepaids	$14	$—

18.     Subsequent Events

On August 13, 2019, our board of directors authorized and we declared a cash dividend of $0.20 per share of common stock with respect to the third quarter of 2019. The third quarter dividend was paid on October 15, 2019 to stockholders of record as of September 30, 2019.

On November 13, 2019, our board of directors authorized and we declared a cash dividend of $0.20 per share of common stock with respect to the fourth quarter of 2019. The fourth quarter dividend will be paid on January 15, 2020 to stockholders of record as of December 30, 2019.

Subsequent to September 30, 2019, we sold, in separate transactions, 11 operating hotels for gross sales price of $41 million, recognizing an estimated gain on sales of approximately $9 million. As of September 30, 2019, none of these hotels were classified as assets held for sale because they did not meet the accounting criteria established for such classification. We used $18 million of the net sales proceeds to pay down the principal of the CMBS Facility.

On October 18, 2019, in connection with the settlement of the Company’s claims against Wyndham, as manager of the Company’s wholly owned hotels, the Company and Wyndham entered into the Wyndham Settlement. The significant terms were: (i) in connection with alleged revenue losses related to the Company’s hotel operations beginning in the second quarter of 2019, Wyndham agreed to use commercially reasonable efforts to develop, install and implement certain defined revenue management tools and processes, generally by the end of 2020, at Wyndham’s sole cost, and to pay in cash to the Company $20 million, $10 million of which has been collected subsequent to September 30, 2019, and the remainder to be paid over time and satisfied in full by June 30, 2021; (ii) in final settlement of the income taxes incurred in connection with the Spin-Off, Wyndham agreed to pay $17 million to the Company by November 17, 2019 (see Note 8 “Commitments and Contingencies” for additional information related to the Spin-Off income taxes); (iii) in consideration for the Company assuming certain hotel accounting responsibilities, Wyndham agreed to pay up to $500,000 per year to the Company beginning in May 2020; and (iv) clarification of certain provisions related to franchisee transfers by the Company and hotel manager reporting and accounting obligations. In consideration of the above terms, the Company agreed to release claims against Wyndham (up to and including the date of the Wyndham Settlement) that the Company alleged in its default notices under the management agreements.

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

OVERVIEW

Our Business
CorePoint is a leading owner in the mid-scale and upper mid-scale select service hotel space, primarily under the La Quinta brand. Our portfolio, as of September 30, 2019, consisted of 290 hotels representing approximately 37,300 rooms across 41 states in attractive locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly-owned. We primarily derive our revenues from our hotel operations.
Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment. We have 16 hotels located on land leased by us pursuant to ground leases with third parties.
Spin-Off from LQH
On May 30, 2018, LQH Parent spun off its real estate ownership business into an independent, publicly traded company as part of a plan approved by LQH Parent’s board of directors prior to the Merger of LQH Parent with a wholly-owned subsidiary of Wyndham.
As part of the Spin-Off, we entered into agreements, including long-term hotel management and franchise agreements for each of our wholly-owned hotels, with LQH that had either not existed historically, or that may be on different terms than the terms of the arrangement or agreements that existed prior to the Spin-Off. LQM, a subsidiary of Wyndham Hotels & Resorts, Inc., currently serves as manager for all of our wholly-owned properties pursuant to the hotel management agreements we entered into. The unaudited condensed consolidated financial statements of CorePoint included herein do not reflect the effect of these new or revised agreements for the entirety of the fiscal 2018 periods presented and LQH’s historical expenses may not be reflective of our condensed consolidated results of operations, financial position and cash flows had we been a stand-alone company during the entirety of the periods discussed in the “Results of operations” section below. Effective with the closing of the Spin-Off, the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations.

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

As a result, on July 30, 2019 and August 14, 2019, we gave notice to LQM that we believed there were several events of default under the management agreements relating to all of our wholly-owned properties. On October 18, 2019, the Company and CorePoint TRS L.L.C. (“Owner”), an indirect subsidiary of the Company, on the one hand, and LQM, LQ Franchising and Wyndham Hotel Group, LLC (“Wyndham Hotel” and, collectively with the Company, Owner, LQ Franchising and LQM, the “Parties”), on the other hand, entered into a settlement agreement relating to (a) the management, franchising, operation and sales of the Company’s portfolio of hotels pursuant to the (1) Management Agreements between Owner and Manager, dated May 30, 2018 (“Management Agreements”), and (2) Franchise Agreements between Owner and Franchisor, dated May 30, 2018 (“Franchise Agreements”) and (b) the Tax Matters Agreement, dated as of May 30, 2018, by and between La Quinta Holdings Inc. and the Company (the “Tax Matters Agreement”) (the “Wyndham Settlement”).

Pursuant to the Wyndham Settlement, with respect to certain revenue management matters:

•
LQM agreed to develop, install and implement at its expense a fully functional enhanced dynamic best available rate-setting tool providing functionality at least reasonably equivalent to the legacy rate-setting tool used for the Company’s hotels (the “DBAR Replacement Tool”); the fully functional implementation is to be accomplished by December 31, 2020, subject to certain extensions;

•
LQM agreed to deploy at its expense an enhanced direct billing system for corporate group clients at least reasonably equivalent to the legacy direct billing system used for the Company’s hotels; the fully functional implementation of such direct billing system is to be made by June 30, 2020, subject to certain extensions; and

•	LQM agreed to deploy at its expense certain enhanced legacy booking tools used for the Company’s hotels.

With respect to certain financial reporting and accounting matters, the Wyndham Settlement amends the Parties’ respective obligations concerning financial deliverables within specified time frames. In addition, LQM agreed to provide, at its sole cost and expense, an annual System and Organization Control Report prepared by a “Big Four” accounting firm or other firm mutually agreed upon by the Parties by no later than February 1, 2021 and February 1 of each year thereafter.

Wyndham also agreed to a payment of $20 million to resolve all actual and potential claims between the Parties, including but not limited to our alleged loss of revenue. The payment will consist of a lump sum cash payment of no less than $10 million, with the remainder to be made in cash payments over time and satisfied in full by June 30, 2021. As of the date of this filing, Wyndham has made aggregate payments of $10 million.

Pursuant to the Wyndham Settlement, the Parties agreed to amend the Franchise Agreements to limit the criteria for LQ Franchising’s approval of asset sales, including the adoption of certain objective criteria with respect to liquidity, net worth and operating experience of the proposed buyer.

In addition, Wyndham agreed to make a cash payment to the Company by no later than November 17, 2019 in an amount of $17 million of cash purchase price which had been temporarily retained in connection with the Tax Matters Agreement.

Pursuant to the Wyndham Settlement, the Company and Owner agreed to a release of all claims against LQM, LQ Franchising, Wyndham Hotel or any of their affiliates arising out of or relating to (a) any alleged violation or breach of the Management Agreements, the Franchise Agreements, and specified provisions of the Tax Matters Agreement or any other agreements between the Parties, up to and including the date of the Wyndham Settlement, (b) the transition to the Wyndham platform in the second quarter of 2019 and (c) once the Company has given its final approval of the DBAR Replacement Tool, the development, installation, implementation, or operation of the DBAR Replacement Tool. Wyndham Hotel, LQM and LQ Franchising agreed to a release of all claims against the Company and Owner or any of their affiliates arising out of or relating to any violation or breach of the Management Agreements, the Franchise Agreements, and specified provisions of the Tax Matters Agreement or any other agreements between the Parties, up to and including the date of the Wyndham Settlement.

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

Following completion of our Spin-Off, we began a strategic real estate review in the fourth quarter of 2018 to improve operating performance and increase our net asset valuation. Our initial focus is on our lowest performing hotels, where we are evaluating opportunities to increase gross margin, net cash flow and return on investment. These include initiatives to increase revenue and to control variable expenses while still maintaining appropriate guest satisfaction levels, where we believe the Wyndham Settlement will facilitate the achievement of these initiatives. We will also consider repositioning these hotels through capital investment and renovation. However, concurrently with these initiatives, we will also evaluate whether the dispositions of certain hotels and reallocation of such capital could result in superior value creation over the long term. Such a capital reallocation could include new investments at a more attractive return, reducing leverage by paying down debt, either permanently or on a temporary basis, or returning capital to stockholders, which may be in the form of purchases of our common stock.

    Through the strategic review of our portfolio, we identified an initial 78 “non-core” hotels for potential disposition. During the nine months ended September 30, 2019, we sold 23 operating hotels, comprising approximately 2,820 rooms, for gross consideration of $91 million and one non-operating hotel comprising 150 rooms, for gross consideration of $3 million. Subsequent to September 30, 2019, an additional 11 operating hotels were sold, comprising approximately 1,200 rooms, for gross consideration of $41 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for the disposed hotels, increasing the availability of liquidity for other uses. Certain historical information related to the 34 operating hotels sold during 2019 (including sales subsequent to September 30, 2019) is presented in the table below (amounts in millions, except for RevPAR.)

	Amount (1)	Sales Metrics (1)
Revenues (2)	$55.0	2.4x
RevPAR (3)	$39.38	N/A
EBITDAre (4)	$4.5	29.1x
FFO (5)	$0.7	1.4%
Capital expenditures (6)	$3.6	N/A
Gain on sales of real estate	$25.5	N/A
____________________

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

(2)
Revenues represent GAAP reported revenues for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition. The Sales Metric referred to as the revenue multiple is calculated as the gross sales price divided by such revenues.

(3)	RevPAR represents the weighted average RevPAR for the trailing twelve-month period. Our weighted average RevPAR for the nine months ended September 30, 2019 is $59.66.

(4)
EBITDAre represents EBITDAre for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition. The EBITDAre amount includes only directly associated hotel expenses and does not include any allocated general and administrative or other corporate expenses. The Sales Metric referred to as the EBITDAre multiple is calculated as gross sales price divided by such calculated EBITDAre.

(5)
FFO represents the FFO for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition. The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the September 30, 2019 interest rate of 4.77%. The FFO amount includes only directly associated hotel expenses and does not include any allocated general and administrative or other corporate expenses. The Sales Metric referred to as FFO yield is calculated as such calculated FFO divided by the gross sales price less the actual debt principal paid down.

(6)	Capital expenditures represent GAAP reported capital expenditures for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition.

The sales of the hotels will, without taking into account any other future activity, result in lower overall revenues, FFO and EBITDAre in future periods. For the remaining 53 “non-core” hotels for the nine months ended September 30, 2019, revenues were $70 million and for the year ended December 31, 2018 were $95 million.

We are pursuing dispositions of certain of the remaining “non-core” hotels and, as of the date of this filing, we have 25 remaining “non-core” hotels under contract with qualified buyers for estimated gross sale proceeds of approximately $115 million. We are also considering dispositions of other hotels in addition to the initial 78 “non-core” hotels we identified. There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results.

During the first nine months of 2019, we invested approximately $61 million in capital investments in our hotels. Approximately $9 million related to repositioning expenditures which were a part of our 54-hotel renovation program started in 2016. In addition, approximately $17 million related to hurricane restoration costs from recent storms and other casualties. We anticipate an additional $5 million in repositioning expenditures and hurricane restoration costs during 2019 for the completion of the renovation and hurricane repair work. Compared to the nine months ended September 30, 2018, during the nine months ended September 30, 2019, the properties impacted by the renovation program and hurricanes experienced an approximate increase in occupancy of 260 basis points and an approximate increase in RevPAR of 2.6%.

The remaining capital investments during the first nine months of 2019 related to recurring maintenance and upgrade capital expenditures to our hotel properties. These represent approximately 6% of revenues for the first nine months of 2019. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures. To the extent we are able to complete the dispositions of other hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis.

We currently anticipate funding these capital investments from cash flows from operating activities, insurance proceeds, hotel sales, proceeds from the Wyndham Settlement and other sources described below. During the nine months ended September 30, 2019, we paid down $62 million of our outstanding debt, primarily from hotel sale net proceeds.

Share Repurchase Program

On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC. The amount and timing of any repurchases made under the share repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. During 2019, we acquired 2.6 million shares at a weighted average cost per share of $11.34.
REIT Qualification
Following our Spin-Off, we are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes effective May 31, 2018. To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders; however, our TRS is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes. We were also subject to U.S. federal, state, local and foreign income taxes prior to the Spin-Off. To comply with REIT requirements, we may need to forgo otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.
Consistent with our election to be treated as a REIT for U.S. federal income tax effective May 31, 2018, we intend to make quarterly distributions to our stockholders in amounts that meet or exceed the requirements to qualify and maintain our qualification as a REIT and to avoid corporate level taxation. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. Although we currently anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs to avoid corporate level taxation, it is possible that it would be necessary to utilize cash reserves, delay certain capital investments, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

Seasonality
The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. The periods during which our properties experience higher revenues may depend on specific locations and accordingly may vary from property to property. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margin, net earnings and cash provided by operating activities. Additionally, our quarterly results may be seasonally affected by the timing of certain of our marketing production and maintenance expenditures. In addition, certain of our manager and franchisor fees are based on revenues which, as noted above, vary by season. Further, the timing of opening of newly constructed or renovated hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter. Accordingly, our results for any partial period may not be indicative of our full year results or trends.
Inflation
We do not believe that inflation had a material effect on our business during the three and nine months ended September 30, 2019 or 2018 due to low inflation rates, both nationally and in the primary local markets of our hotels. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates and operating expenses, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

Union Activity

As of September 30, 2019, employees of our hotel manager at two of our hotels were represented by labor unions. In March 2019, the unions ratified agreements with our hotel manager for both hotels. As a result, we expect labor and benefit costs to increase in 2019 and 2020 at the two hotels which now have union representation.

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
Segment
Our hotel investments have similar economic characteristics and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker, our Chief Executive Officer, reviews our financial information on an aggregated basis. As a result, we have concluded that we have one reportable business segment.
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
Revenue per available room (“RevPAR”) is defined as the product of the ADR charged and the average daily occupancy achieved. RevPAR does not include bad debt expense or other ancillary, non-room revenues, such as food and beverage revenues or parking, telephone or other guest service revenues generated by a hotel, which are not significant for us.
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
Comparable hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year; except for: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that become assets held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses comparable hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, Occupancy, and RevPar using the same set of comparable hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of comparable hotels existing at the reporting date versus the results of the same set of hotels in the prior period. Of the 290 hotels in our portfolio as of September 30, 2019, 276 have been classified as comparable hotels.
As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. The profits realized by us are generally significantly affected by economic downturns and declines in revenues. See also “—Key components and factors affecting our results of operations—Expenses” below and “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report on Form 10-K and “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.
Because of differences in ADR, operating expenses, gross margin and capital investment, we typically group our hotels by interior or exterior corridor and by inns or inns & suites. The table below sets forth the number of hotels with these groupings as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Number of Hotels
La Quinta Inn & Suites (interior corridor)	171	181
La Quinta Inn & Suites (exterior corridor)	5	3
La Quinta Inns (interior corridor)	34	41
La Quinta Inns (exterior corridor)	80	89
Baymont Inns (exterior corridor)	—	1
Total Hotels	290	315

Our reported weighted average ADR and occupancy by hotel category for the three months ended September 30, 2019 are as follows (excluding sold hotels):

	ADR	Occupancy
La Quinta Inn & Suites (interior corridor)	$97.83	69.0%
La Quinta Inn & Suites (exterior corridor)	$108.16	59.7%
La Quinta Inns (interior corridor)	$73.39	66.0%
La Quinta Inns (exterior corridor)	$77.76	62.8%

Our reported weighted average ADR and occupancy by chain scale for the twelve months ended September 30, 2019 are as follows (excluding sold hotels):

	Number of Hotels	ADR	Occupancy
Upper upscale	3	$164.53	79.9%
Upscale	20	$131.02	69.6%
Upper mid-scale	58	$104.39	68.4%
Mid-scale	139	$83.49	65.7%
Economy	70	$62.88	60.5%

The following table summarizes our key operating statistics for our comparable hotels, as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Occupancy	67.2%	69.7%	66.8%	67.1%
ADR	$89.36	$91.87	$89.33	$91.81
RevPAR	$60.06	$64.07	$59.66	$61.62

Most of our occupancy, ADR and RevPAR metrics have trended negatively as compared to prior periods in 2018. See “Results of Operations” below for additional discussion.

As described under “Strategic Priorities, Hotel Capital Activity and Investments” above, we use various sales metrics to assess the economic effects of our hotel disposition strategy. Revenue and EBITDAre multiples are indicative of the sales pricing efficiency where a larger multiple is indicative of higher sales proceeds and less loss of revenue or EBITDAre. FFO yield is indicative of the disposition’s effect on our net profitability, including cost of debt, where the lower the yield the less effect the disposition will have on our profitability. FFO yield is also indicative of the required breakeven yield for the redeployment of the proceeds to maintain the same level of operating performance. If we are able to reinvest the proceeds with yields greater than the FFO yield, our FFO will grow (all other factors remaining constant). Reinvesting at yields below the FFO yield would result in reduced FFO amounts in the future. Such reinvestments could include paying down our debt, which would result in interest expense savings.

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
Factors Affecting our Revenues
Hotel dispositions. As noted above, we continue to evaluate dispositions of our under-performing hotels. As hotels are sold, our revenues will decrease. We sold 23 operating hotels during the nine months ended September 30, 2018, and we sold two operating hotels in 2018.  The revenue from these sold hotels was $21 million and $31 million, for the nine months ended September 30, 2019 and 2018, respectively.
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
Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR (as defined above), tend to increase when demand growth exceeds supply growth. The addition of new competitive hotels affects the ability of existing hotels to sustain or grow RevPAR, and thus profits.

Age and amenities. Newly constructed or remodeled hotels generally will drive higher room rates and occupancy than older properties with deferred maintenance. Similarly, hotels with greater and more current amenities, which are in demand by customers, will also be able to achieve higher room rates and occupancy. The average age of our hotels is approximately 31 years. We have recently completed or are in the final phases of our renovation and repositioning program for 54 hotels. We will continue to evaluate our hotels for other appropriate improvements.
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
Management and royalty fees. Management fees represent fees paid to third parties and are computed as a percentage of gross revenue. Royalty fees are generally computed as a percentage of rooms revenues. In connection with the Spin-Off, we entered into new, long term, management and franchise agreements with significant early cancellation provisions (refer to Note 8 “Commitments and Contingencies” included in the notes to the condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q for additional information).
Factors Affecting our Costs and Expenses
Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues. These expenses can increase based on increases in salaries and wages, occupancy levels, as well as on the level of service and amenities that are provided. Our management and royalty fees, which commenced effective with our Spin-Off, are also primarily driven by our level of gross rooms revenues. For the three and nine months ended September 30, 2019, management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues. We are also subject to other brand and ancillary fees. Further, a large portion of our rooms revenues is commissions-based and depends on our revenue channel distribution mix. On a comparable hotel basis, for the nine months ended September 30, 2019, online travel agencies represented approximately 34% of our revenue channel mix.
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

Non-GAAP Financial Measures
We evaluate the performance of our business through certain financial measures that are not recognized under GAAP. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and net income. These measurements are not to be considered more relevant or accurate than the measurements presented in accordance with GAAP. In compliance with SEC requirements, our non-GAAP measurements are reconciled to the most directly comparable GAAP performance measurement. For all non-GAAP measurements, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP measurements.

EBITDA, EBITDAre and Adjusted EBITDAre
“EBITDA.” Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) is a commonly used measure in many REIT and non-REIT related industries. We believe EBITDA is useful in evaluating our operating performance because it provides an indication of our ability to incur and service debt, to satisfy general operating expenses, and to make capital expenditures. We calculate EBITDA excluding discontinued operations. EBITDA is intended to be a supplemental non-GAAP financial measure that is independent of a company’s capital structure.
“EBITDAre.” We present EBITDAre in accordance with guidelines established by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit defines EBITDAre as EBITDA adjusted for gains or losses on the disposition of properties, impairments, and adjustments to reflect the entity’s share of EBITDAre of unconsolidated affiliates. We believe EBITDAre is a useful performance measure to help investors evaluate and compare the results of our operations from period to period.
“Adjusted EBITDAre.” Adjusted EBITDAre is calculated as EBITDAre adjusted for certain items, such as restructuring and separation transaction expenses, acquisition transaction expenses, stock-based compensation expense, severance expense, discontinued operations, and other items not indicative of ongoing operating performance.
We believe that EBITDA, EBITDAre and Adjusted EBITDAre provide useful information to investors about the Company and our financial condition and results of operations for the following reasons: (i) EBITDA, EBITDAre and Adjusted EBITDAre are among the measures used by our management to evaluate its operating performance and make day-to-day operating decisions; and (ii) EBITDA, EBITDAre and Adjusted EBITDAre are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in and apart from the Company’s industry sector.
EBITDA, EBITDAre and Adjusted EBITDAre are not recognized terms under GAAP, have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Some of these limitations are that these measures:

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on its indebtedness;

•	do not reflect our tax expense or the cash requirements to pay its taxes;

•	do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDAre and Adjusted EBITDAre do not include gains or losses on the disposition of properties which may be material to our operating performance and cash flow;

•
Adjusted EBITDAre does not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations, including but not limited to discontinued operations, impairment, acquisition and disposition activities and restructuring expenses;

•
although depreciation, amortization and impairment are non-cash charges, the assets being depreciated, amortized or impaired will often have to be replaced, upgraded or repositioned in the future, and EBITDA, EBITDAre and Adjusted EBITDAre do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA, EBITDAre and Adjusted EBITDAre differently, limiting their usefulness as comparative measures.
Because of these limitations, EBITDA, EBITDAre and Adjusted EBITDAre should not be considered as a replacement to net income presented in accordance with GAAP, discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
The following is a reconciliation of our GAAP net loss to EBITDA, EBITDAre and Adjusted EBITDAre for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12)	$(13)	$(58)	$(76)
Interest expense	17	17	53	48
Income tax (benefit) expense	(2)	5	4	6
Depreciation and amortization	47	39	137	115
Loss from discontinued operations, net of tax	—	—	—	25
EBITDA	50	48	136	118
Gain on sales of real estate	(14)	—	(16)	—
(Gain) loss on casualty and other, net	(1)	3	(5)	5
EBITDAre	35	51	115	123
Equity-based compensation expense	2	3	6	5
Severance expense, including related equity-based compensation expense	—	—	6	—
Spin-Off and reorganization expenses	2	2	4	40
Loss on extinguishment of debt	—	—	—	10
Other income, net	(1)	(1)	(4)	(1)
Adjusted EBITDAre	$38	$55	$127	$177
Additional information:

•
Adjusted EBITDAre for the three and nine months ended September 30, 2019 has been adjusted to exclude business interruption insurance proceeds of $3 million and $10 million, respectively, collected and included as income in net loss. Adjusted EBITDAre for both the three and nine months ended September 30, 2018 has been adjusted to exclude business interruption insurance proceeds of $2 million, collected and included as income in net loss.

•
For the three months ended September 30, 2019, we sold 18 hotels for gross proceeds of $70 million, resulting in a gain on sale of $14 million. For the three months ended September 30, 2018, we sold one hotel for a gross sales price of $2 million, resulting in no gain on sale. For the nine months ended September 30, 2019, we sold 24 hotels for a gross sales price of $94 million, resulting in a gain on sale of $16 million. For the nine months ended September 30, 2018, we sold two hotels for gross proceeds of $7 million resulting in no gain on sale. The GAAP reported gains on sales for all periods, which are included in net loss, have been excluded in the calculations of EBITDAre and Adjusted EBITDAre.

•
We expect to receive $20 million from Wyndham beginning in the fourth quarter of 2019 as part of the Wyndham Settlement to offset declines incurred due to the disruptions related to changes in revenue management and other booking tools and processes by our manager beginning the second quarter of 2019. We have collected $10 million of this amount as of the date of this filing.

•
We also expect to receive $17 million from Wyndham in the fourth quarter of 2019 as a part of the Wyndham Settlement in connection with the settlement of Spin-Off income taxes. In accordance with GAAP, this collection will be charged directly to equity and not included as a part of net income.

Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders

We present Nareit FFO attributable to common stockholders (as defined below) as non-GAAP measures of our performance. We calculate funds from operations (“FFO”) attributable to common stockholders for a given operating period in accordance with standards established by Nareit, as net income or loss (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains or losses on sales of certain real estate assets, impairment write-downs of real estate assets, discontinued operations, income taxes related to sales of certain real estate assets, and the cumulative effect of changes in accounting principles, plus similar adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis. Since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, Nareit adopted the FFO metric in order to promote an industry wide measure of REIT operating performance. We believe Nareit FFO provides useful information to investors regarding our operating performance and can facilitate comparisons of operating performance between periods and between REITs. Our presentation may not be comparable to FFO reported by other REITs that do not define the terms in accordance with the current Nareit definition, or that interpret the current Nareit definition differently than we do.
We also present Adjusted FFO attributable to common stockholders when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust Nareit FFO attributable to common stockholders for the following items, and refer to this measure as Adjusted FFO attributable to common stockholders: transaction expense associated with the potential disposition of or acquisition of real estate or businesses, severance expense, share-based compensation expense, litigation gains and losses outside the ordinary course of business, amortization of deferred financing costs, reorganization costs and separation transaction expenses, loss on early extinguishment of debt, straight-line ground lease expense, casualty losses, deferred tax expense and other items that we believe are not representative of our current or future operating performance.
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

The following table provides a reconciliation of net loss to Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12)	$(13)	$(58)	$(76)
Depreciation and amortization	47	39	137	115
Loss from discontinued operations, net of tax	—	—	—	25
Gain on sales of real estate	(14)	—	(16)	—
(Gain) loss on casualty and other, net	(1)	3	(5)	5
Nareit defined FFO attributable to common stockholders	20	29	58	69
Equity-based compensation expense	2	3	6	5
Noncash income tax expense	1	—	—	—
Amortization expense of deferred financing costs	4	4	11	8
Severance expense, including related equity-based compensation expense	—	—	6	—
Spin-Off and reorganization expenses	2	2	4	40
Loss on extinguishment of debt	—	—	—	10
Other income, net	(1)	(1)	(4)	(1)
Adjusted FFO attributable to common stockholders	$28	$37	$81	$131

Weighted average number of shares outstanding, diluted	57.5	59.6	58.4	59.1

Additional information:

•
Adjusted FFO for the three and nine months ended September 30, 2019 has been adjusted to exclude business interruption insurance proceeds of $3 million and $10 million, respectively, collected and included as income in net loss. Adjusted FFO for both the three and nine months ended September 30, 2018 has been adjusted to exclude business interruption insurance proceeds of $2 million, collected and included as income in net loss.

•
For the three months ended September 30, 2019, we sold 18 properties for a gross sales price of $70 million resulting in a gain on sale of $14 million. For the nine months ended September 30, 2019, we sold 24 properties for a gross sales price of $94 million, resulting in a gain of $16 million. For the three months ended September 30, 2018, we sold one hotel for gross proceeds of $2 million resulting in no gain on sale. For the nine months ended September 30, 2018, we sold two hotels for gross proceeds of $7 million resulting in no gain on sale. The GAAP reported gain on sales for each period, which are included in net loss, has been excluded in the calculations of Adjusted FFO.

•
Share amounts are presented on a diluted basis assuming a positive non-GAAP financial measure. This presentation may differ from our GAAP diluted shares for the anti-dilutive effects when we report a GAAP net loss. See Note 14 “Earnings (Loss) Per Share” included in the notes to condensed consolidated financial statements included elsewhere in this report.

•
We expect to receive $20 million from Wyndham beginning in the fourth quarter of 2019 as part of the Wyndham Settlement to offset declines incurred due to the disruptions related to changes in revenue management and other booking tools and processes by our manager beginning the second quarter of 2019. We have collected $10 million of this amount as of the date of this filing.

•
We also expect to receive $17 million from Wyndham in the fourth quarter of 2019 as a part of the Wyndham Settlement in connection with the settlement of Spin-Off income taxes. In accordance with GAAP, this collection will be charged directly to equity and not included as a part of net income.

The decline in the non-GAAP financial measures of Adjusted EBITDAre and Adjusted FFO for 2019 is primarily due to management and royalty fees pursuant to the hotel and franchise agreements we entered into in May 2018 in connection with the Spin-Off, the effects from our hotel disposition strategy and a decline in operating performance.

Regarding management and royalty fees, we incurred approximately $64 million and $32 million in franchise and management fee expense during the nine months ended September 30, 2019 and 2018, respectively. Substantially all of this increase over the comparable prior year period relates to periods prior to May 2019. Subsequent to May 2019, all comparisons to prior periods will include comparable hotel and franchise agreements; however, as noted below, dispositions of hotels will result in future decreases in franchise and management expenses, as well as decreases in other operating results.

As discussed above, our disposition strategy will have the effect of reducing future operating results during 2019. Our sold hotels for the nine months ended September 30, 2019 resulted in declines in revenue and Adjusted EBITDAre of $10 million and $4 million, respectively, as measured to the comparable period in 2018. Offsetting those declines were gains on sales of real estate, which are included in net income but excluded in the calculations of Adjusted EBITDAre, of $16 million for nine months ended September 30, 2019. During the same period of 2018, we reported no gain on sales of real estate. To the extent we are able to complete additional hotel dispositions in future periods, we expect similar effects.

As further discussed below in “Results of Operations”, we have experienced a decline in operating results. A portion of these were the result of disruptions related to changes in revenue management tools, systems and processes by our manager beginning in the second quarter of 2019. In consideration of these disruptions, Wyndham and the Company entered into the Wyndham Settlement, whereby Wyndham has agreed to pay the Company a total of $20 million, $10 million of which has been collected as of the date of this filing. This portion of the Wyndham Settlement will be reflected in our operating results in the fourth quarter of 2019. As Wyndham is not expected to deploy enhanced revenue management tools, systems and processes until 2020, we may continue to experience declining operating results as compared to prior periods during the interim periods. There is no assurance that the deployment of these revenue tools, systems and processes will have a significant effect on our operations.

Operational Overview

The following discussion provides an overview of our operations and transactions for the nine months ended September 30, 2019 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

During the nine months ended September 30, 2019, we have reported a loss of $58 million compared to a loss of $76 million for the same period in 2018. The improvement was primarily due to lower corporate general and administrative expenses in 2019, increased sales of real estate at more profitable prices, offset by a loss in revenue and higher depreciation and amortization expense. Our corporate general and administrative expenses have decreased in 2019 due to increased expenses in 2018 related to the Spin-Off but are partially offset by the management and royalty fees that we began paying upon the completion of the Spin-Off. During 2019, we have sold 24 hotels resulting in a gain on sale of $16 million. The decrease in revenue was primarily driven by lower RevPAR at our comparable hotels of 3.2% for the nine months ended September 30, 2019 as compared to the prior year period and owning fewer hotels overall. We believe a portion of these declines are due to the disruptions related to changes in revenue management tools and processes by our manager beginning the second quarter of 2019. As discussed above, we expect to receive $20 million from Wyndham beginning in the fourth quarter of 2019 as part of the Wyndham Settlement, $10 million of which has been collected as of the date of this filing. Depreciation and amortization expense have increased in 2019 as compared to the prior year period, primarily due to increased capital expenditures primarily in connection with our renovation program and restoration costs related to hurricane damage.

Results of Operations

Three months ended September 30, 2019 as compared to three months ended September 30, 2018

Revenues
Room revenues for the three months ended September 30, 2019 were $210 million as compared to $230 million for the three months ended September 30, 2018, a decrease of $20 million or 8.7%. The decrease was primarily driven by a decrease in RevPAR at our comparable hotels of 6.3% for the three months ended September 30, 2019 as compared to the prior year period. The decrease in RevPAR was driven by a decrease in occupancy of 250 bps and a decrease in ADR of 2.7% which we believe was primarily due to the modifications made by our third-party manager to their previously existing systems, software and tools and other processes, and other problems relating to implementation of the transition of our hotels to their platform, as described above under “Wyndham Transition and Integration”, and weakness in the oil markets. Our RevPAR performance compares to total U.S. industry RevPAR growth of 0.7% and RevPAR performance in the Upper Midscale, Midscale and Economy chain scales of (0.1)%, (1.0)% and (0.9)%, respectively, for the third quarter compared to the same period in the prior year.
During the three months ended September 30, 2019, we sold 18 operating hotels which produced approximately $5 million in revenue during that period, as compared to $8 million in revenue for the three months ended September 30, 2018. Excluding the hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, comparable RevPAR decreased approximately 7.8% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Hotel properties concentrated in the oil markets (primarily the West Texas, Houston and South Louisiana regions) experienced the largest RevPAR declines. Excluding oil market hotels and the repositioned and storm impacted hotels, comparable RevPAR over the comparable prior period decreased approximately 5.7%, primarily driven by impacts of the LQM system integration described above.
Our operating metrics, particularly RevPAR, have trended negatively in the third quarter of 2019 compared to early periods in 2019. We expect additional headwinds in RevPAR for the fourth quarter of 2019 compared to the same period of 2018 due to, among other things, continued disruptions related to the LQM property management modifications, further declines in the oil market hotels and other macroeconomic factors. However, as part of the Wyndham Settlement, we expect to receive $20 million, $10 million of which has been collected as of the date of this filing., which will mitigate some portion of the effects of the disruption. Wyndham has also agreed to provide enhanced revenue tools, systems and processes generally by the end of 2020.
Operating expenses
Depreciation and amortization expense were $47 million for the three months ended September 30, 2019 as compared to $39 million for the three months ended September 30, 2018, an increase of $8 million. The increase was primarily the result of capital expenditures between September 30, 2018 and September 30, 2019 of $90 million related to our investments in real estate, primarily in connection with our renovation program and restoration costs related to hurricane damage.
Gain on sales of real estate was $14 million for the three months ended September 30, 2019 as a result of the sale of 18 hotels. We had no gain on sale of real estate for the three months ended September 30, 2018.
Similar to revenues, as the full period effects of previously sold hotels are realized, as well as the effect of future hotel sales, we anticipate further decreases in most operating expenses.
Income Tax Benefit (Expense)
Our income tax benefit was $2 million for the three months ended September 30, 2019 as compared to expense of $5 million for the three months ended September 30, 2018, an increase of benefit of $7 million. The favorable change is primarily due to the federal tax deductibility of certain real estate expenditures.
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018

Revenues
Room revenues for the nine months ended September 30, 2019 were $629 million as compared to $650 million for the nine months ended September 30, 2018, a decrease of $21 million or 3.2%. The decrease was primarily driven by lower RevPAR at our comparable hotels of 3.2% for the nine months ended September 30, 2019 as compared to the prior year period. The decrease in RevPAR was driven by a decrease in occupancy of 30 bps and a decrease in ADR of 2.7%, primarily attributable to the modifications made by LQM to the property management systems for our hotels, as described above and weakness in the oil markets.
During the nine months ended September 30, 2019, we sold 23 operating hotels classified as investments in real estate which produced approximately $21 million in revenue during that period, as compared to $31 million in the nine months ended September 30, 2018. Excluding the hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, comparable RevPAR decreased approximately 6.5% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Hotel properties concentrated in the oil markets (primarily the West Texas, Houston and South Louisiana regions) experienced the largest RevPAR declines. Excluding oil market hotels and the repositioned and storm impacted hotels, comparable RevPAR over the comparable prior period decreased approximately 4.3%.
Beginning in 2016, we began an initiative to upgrade and reposition 54 hotels. These upgrades resulted in certain hotels being fully or partially taken off-line while the work was being completed. Similarly, our revenues were also impacted by significant hurricane damages in 2017 and 2018 as we removed hotel rooms from service either due to direct property damage or damage to infrastructure surrounding the hotels. As the renovated and hurricane-impacted properties have been placed back in service, we have reported increased revenues. Comparable RevPAR at our renovated properties increased approximately 2.4% over the comparable period in 2018 and comparable RevPAR at our re-opened hurricane-impacted properties increased approximately 2.8% over the comparable period in 2018.

Operating expenses
Rooms expense was $294 million for the nine months ended September 30, 2019 as compared to $287 million for the nine months ended September 30, 2018, an increase of $7 million. The increase was primarily caused by an increase in supply expense of approximately $7 million and increased third party travel agency reservation service expenses of approximately $4 million due to increased volume driven through third party online travel agencies. These increases were partially offset by a decrease in expense as a result of fewer operating hotels in the hotel portfolio at September 30, 2019 as compared to September 30, 2018.
Management and royalty fees were $64 million for the nine months ended September 30, 2019 as compared to $32 million for the nine months ended September 30, 2018, an increase of $32 million. We did not incur any management and royalty fees prior to the closing of the Spin-Off in 2018. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.
Corporate general and administrative expenses were $31 million for the nine months ended September 30, 2019 as compared to $73 million for the nine months ended September 30, 2018, a decrease of $42 million. The decrease was primarily the result of costs in 2018 associated with the Spin-Off and the separation of our real estate business from our franchise and management business. In addition, one-time expenses were incurred in 2018 to establish CorePoint as an independent, publicly traded company that were not incurred in 2019.
Depreciation and amortization expenses were $137 million for the nine months ended September 30, 2019 as compared to $115 million for the nine months ended September 30, 2018, an increase of $22 million. The increase was primarily the result of capital expenditures between September 30, 2018 and September 30, 2019 of $90 million related to our investments in real estate, primarily in connection with our renovation program and restoration costs related to hurricane damage.
Gain on sales of real estate was $16 million for the nine months ended September 30, 2019 as a result of the sale of 24 hotels. We had no gain on sales of real estate for the nine months ended September 30, 2018.
Gain on casualty and other, net totaled $5 million for the nine months ended September 30, 2019 as compared to a loss of $5 million for the nine months ended September 30, 2018, an increase of $10 million. The increase in gain was primarily the result of increase of insurance recovery related to natural disasters.

Similar to revenues, as the full period effects of previously sold hotels are realized, as well as the effect of future hotel sales, we anticipate further decreases in most operating expenses.

Other Income (Expenses)

We did not incur significant expenses related to early debt repayments during 2019. Loss on extinguishment of debt totaled $10 million for the nine months ended September 30, 2018 and was attributable to the early repayment of LQH’s Term Facility in connection with the Spin-Off.

Significant Balance Sheet Fluctuations
The discussion below relates to significant fluctuations and activity in certain line items of our condensed consolidated balance sheets from December 31, 2018 to September 30, 2019.
Total real estate, net decreased $155 million from December 31, 2018 to September 30, 2019. The decrease is primarily due to the sale of 23 hotels (excluding the sale of one hotel that was classified as assets held for sale) of $67 million and depreciation expense of $137 million for the nine months ended September 30, 2019. These were partially offset by real estate additions of $61 million.
Right of use assets increased $25 million from December 31, 2018 to September 30, 2019, as a result of the adoption of the lease accounting standard.
Debt, net decreased $51 million from December 31, 2018 to September 30, 2019, due to debt paydowns of $62 million related to use of proceeds from our hotel dispositions, partially offset by $11 million of amortization of deferred financing fees. To the extent we continue to dispose of hotels, we expect to continue to pay down our debt.
Other liabilities increased $34 million from December 31, 2018 to September 30, 2019, primarily due to the addition of $25 million of operating lease liabilities recognized as a result of the adoption of the lease accounting standard.

Cash Flow Analysis
Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
Operating activities
Net cash provided by operating activities was $94 million for the nine months ended September 30, 2019, compared to $68 million for the nine months ended September 30, 2018, an increase of $26 million. In addition to a decrease in our net loss of $18 million in 2019 as compared to 2018, our net cash provided by operating activities benefited from the non-cash components of our net loss decrease, primarily depreciation and amortization expense which increased $18 million over the prior year comparable period. The normal timing differences in our working capital assets and liabilities of $25 million, also contributed to our increase in net cash provided by operating activities. We expect these working capital variances to reverse in subsequent periods.
Investing activities
Net cash provided by investing activities during the nine months ended September 30, 2019 was $38 million, compared to $131 million net cash used in investing activities for the nine months ended September 30, 2018. The $169 million increase in cash provided by investing activities was primarily attributable an increase of $80 million of proceeds from the sale of real estate and a $77 million decrease in capital expenditures due to decreased expenditures related to repositioning and casualty replacements. As these projects and other hotel sales are completed, we expect our future total capital expenditures to further decrease.
During the nine months ended September 30, 2019, 24 hotel properties (including a non-operating hotel previously held for sale) were sold for an aggregate gross contract sales price of $94 million. Subsequent to September 30, 2019, an additional 11 operating hotel properties were sold. To the extent additional dispositions are completed, we would expect an increase in cash flows from investing activities.

Financing activities

Net cash used in financing activities during the nine months ended September 30, 2019 was $136 million as compared to $14 million during the nine months ended September 30, 2018. The $122 million increase was primarily due to $16 million in proceeds from debt (including proceeds from issuance of mandatorily redeemable preferred shares), net of debt repayments and debt issuance costs, primarily related to the CMBS and Revolving Facilities we entered into in 2018 in connection with the Spin-Off, compared to $62 million of debt repayments in 2019 primarily related to use of real estate sale proceeds used to partially retire our debt. To the extent we continue disposing of real estate assets as a part of our property strategy review, we expect debt repayments to be a significant use of cash flow in financing activities. In addition, we had an increase in common stock dividends of $31 million and an increase of $25 million related to the purchase of our common stock, primarily due to the $50 million share repurchase program which we began in 2019. These increases in cash used in financing activities were partially offset by $23 million incurred in 2018 related to the Spin-Off.

Through September 30, 2019, we acquired 2.6 million shares of common stock at a total cost of $29 million, a weighted average cost of $11.34 per share under the share repurchase program. The repurchased shares represent approximately 5% of our outstanding shares as of September 30, 2019. The share purchases were funded from cash on hand, cash flow from operating activities and net proceeds from real estate asset sales. As of November 13, 2019, we have approximately $21 million available under our $50 million share repurchase program and may continue our purchase of common stock.

Liquidity and Capital Resources
Overview
As of September 30, 2019, we had total cash and cash equivalents of $64 million and $29 million available to be drawn under our Revolving Facility. As of November 13, 2019, we had cash and cash equivalents of approximately $95 million and $100 million available to be drawn under our Revolving Facility, as amended. See Part II. Item 5. Other Information. We had no draws outstanding as of either date. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate caps, capital expenditures for renovations and maintenance at our hotels, costs associated with our Spin-Off and the Merger, quarterly dividend payments, and other purchase commitments.

We finance our short-term business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments for the foreseeable future. We may also draw on our Revolving Facility to bridge our liquidity requirements. The objectives of our short-term cash management policy are to maintain the availability of liquidity and meet our recurring operational costs.
In connection with the completion of the Spin-Off, we raised approximately $1 billion in long-term debt and preferred stock. These financings were used to retire debt incurred prior to the Spin-Off and to provide access to additional capital for our future operations. We believe that these long-term financings, plus our potential access to other debt and equity capital as a publicly traded REIT will allow us to fund our long-term strategic initiatives.

As market conditions warrant and subject to liquidity requirements, contractual restrictions and other factors, we, our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding equity securities and/or debt through open market purchases, privately negotiated transactions or otherwise. On March 21, 2019, our Board of Directors authorized a $50 million share repurchase program. During 2019, we acquired approximately 2.6 million shares of common stock at a total cost of $29 million, a weighted average cost of $11.34 per share.
During 2019, including activity subsequent to September 30, 2019, we have sold 34 operating hotels for a gross sales price of $132 million. Under current provisions of the debt agreements, net proceeds from our hotel sales have primarily been used to partially retire our existing debt. We expect a similar use of proceeds to partially retire debt during the remainder of 2019 and 2020. There is no assurance that such sales can be completed or on the terms currently in place.
In connection with the Wyndham Settlement, we have collected in cash $10 million as of the date of this filing and anticipate collecting $17 million in November 2019. We further anticipate collecting an additional $10 million through June 2021. We intend to use these proceeds for investments in our hotels, pay down of debt, share repurchases, general corporate purposes, and/or other uses discussed herein.

Hotel Sales

As a part of our 2018 strategic real estate review, management identified certain lower performing hotels with the goal of improving operating performance or to evaluate the hotels for disposition. As a part of that strategy, during 2019, including activity subsequent to September 30, 2019, we sold 34 “non-core” operating hotels, representing approximately 4,100 rooms, for gross sales consideration of $132 million. The gross sales proceeds, net of closing costs, were primarily used to pay down our CMBS Facility with the remainder available for other uses. The annual interest savings from this partial debt repayment, based on interest rates as of September 30, 2019, is estimated at $4 million. As these disposed hotels also incurred approximately $4 million of capital expenditures during the prior twelve months, we believe the dispositions will also be accretive to our overall net cash flows. However, the sale of the operating hotels classified as investments in real estate will result in lower revenues and EBITDAre for future periods. Revenues from the 23 operating hotels that were sold and classified as investments in real estate were $21 million for the nine months ended September 30, 2019 and $37 million for the trailing twelve months ended September 30, 2019. The 23 operating hotels that were sold generated negative EBITDAre of $1 million for the nine months ended September 30, 2019 and positive EBITDAre of $3 million for the trailing twelve months ended September 30, 2019. Accordingly, we expect these completed sales and any future hotel sales to negatively affect future revenue and EBITDAre. See Non-GAAP Financial Measures for discussion of our non-GAAP financial measures.

The provisions of our CMBS Facility require that a portion of, and in certain instances all, net proceeds from a secured hotel sale to be applied to the outstanding principal balance. However, as the principal balance is reduced and other factors change over time, particularly if lower EBITDA earning hotels are sold, other uses of net disposition proceeds may be available to us.

Management is continuing to pursue dispositions of the remaining “non-core” hotels and is also considering dispositions of other hotels. We anticipate future hotel sales to have similar financial effects on our results as discussed above, although there can be no assurance as the amount of any future sales or our future results.

Capital Expenditures

Our capital expenditures are generally paid using cash on hand and cash flows from operations, although other sources discussed herein may also be used.    During the nine months ended September 30, 2019, we invested approximately $61 million in capital expenditures. Approximately $26 million of these expenditures related to our repositioning and casualty replacements and the remainder primarily related to recurring hotel operations. Capital expenditures related to the 23 hotels classified as investments in real estate that were sold during the nine months ended September 30, 2019, were $2 million. During the nine months ended September 30, 2018, we invested $138 million in capital expenditures (exclusive of discontinued operations).

As of September 30, 2019, we had outstanding commitments under capital expenditure contracts of $31 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
In addition, our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance. However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of September 30, 2019, no such notices have been received; however, approximately 64% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program. As of September 30, 2019, $15 million was held in lender escrows that can be used to finance these requirements.
We expect to meet all of these obligations from our operations, insurance claim reimbursements, the payments to us pursuant to the Wyndham Settlement or other funds available to us. However, as we continue our disposition strategy, which in part focuses on hotels with disproportionately high capital expenditure requirements, we expect our recurring capital expenditures to decrease in future periods.
Long-term Liquidity

As of September 30, 2019, we had cash and cash equivalents of $64 million and borrowing availability under our Revolving Facility of $29 million. As of November 13, 2019, we had cash and cash equivalents of approximately $95 million and borrowing availability under our Revolving Facility, as amended of $100 million. As of September 30, 2019 and November 13, 2019, no amounts were outstanding under our Revolving Facility. Availability is subject to meeting certain financial thresholds, including debt yield, leverage ratio, and minimum interest coverage, which have been adversely affected by our decline in operations and only partially offset by pay downs in our debt from hotel sales.

The CMBS Facility matures May 2020, and the Revolving Facility matures in June 2020. As of September 30, 2019, the outstanding principal related to these debt obligations is $973 million. The Revolving Facility provides for a one-year extension option and the CMBS provides for five one-year extension options. We anticipate exercising the extension options or refinancing the related debt prior to the maturities of these facilities. There is no assurance that at those times we will be able to obtain financings at comparable interest rates or leverage levels or at all. As of September 30, 2019, our gross debt (total debt before deduction for deferred financing costs) to total assets ratio was 42%.

Our CMBS and Revolving Facilities use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform expected in 2021. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. If LIBOR is no longer widely available, our CMBS and Revolving Facilities provide for alternate interest rate calculations. There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the CMBS and Revolving Facilities or their refinanced debt.
Further, if we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to refinance or extend the maturities of our existing debt, to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is further subject to general conditions in or affecting the hotel industry that are beyond our control. See “Risk Factors—Risks Related to Our Business and Industry” and “Risk Factors—Risks Related to Our Indebtedness” in our Annual Report on Form 10-K.

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

During 2019, our board of directors has authorized and we have declared a cash dividend of $0.20 per share of common stock with respect to the each quarter. The dividends have generally been paid on the 15th day of the month following each quarter end.
We paid cash common stock dividends for the nine months ended September 30, 2019 of $35 million. Cash flow provided by operating activities for the nine months ended September 30, 2019 was $94 million. Further, our Nareit FFO attributable to common stockholders for the nine months ended September 30, 2019 was $58 million. Accordingly, we believe our cash flow from operating activities and Nareit FFO attributable to common stockholders are in excess of our dividends. However, as these measurements are before capital expenditures, we may require additional liquidity sources as discussed above, which may include proceeds from sales of real estate assets. In addition, as dividends are at the sole discretion of our board of directors, there is no assurance of the amount of any future dividends, if any.  (See “Non-GAAP Financial Measures” above for additional information regarding our calculation of funds from operations and a reconciliation to GAAP net income (loss)).
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk primarily from changes in interest rates, which may impact our future income, cash flows and fair value, depending on changes to interest rates. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We will continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above or are required by the terms of our debt facilities, and we do not use derivatives for trading or speculative purposes.
Interest Rate Risk
We are exposed to interest rate changes primarily as a result of our variable rate on our outstanding debt. We quantify our exposure to interest rate risk based on how changes in interest rates affect our cash interest expense. We consider changes in the one-month LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the one-month LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest or income tax expense) of an increase in the one-month LIBOR to our cash interest expense related to our significant variable interest rate exposures for our wholly-owned assets and liabilities as of September 30, 2019 (amounts in millions, where positive amounts reflect a decrease in cash interest expense and bracketed amounts reflect an increase in cash interest expense):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
CMBS Facility	$(19)	$(15)	$(10)	$(5)
Interest rate cap	7	3	—	—
Total	$(12)	$(12)	$(10)	$(5)

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ‑ OTHER INFORMATION

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
In addition, the brand recognition and support that provide much of the basis for the successful operation of our hotels can also mean that changes or problems with the La Quinta brand (e.g., integration challenges relating to the acquisition by Wyndham Worldwide of the La Quinta brand, changes in management practices, the Spin-Off or acts or omissions that adversely affect our business) can have a substantial negative impact on the operations of our hotels and can cause a loss of consumer confidence in La Quinta hotels or otherwise result in reduced bookings at our hotels. For example, we have seen negative effects on our revenues following the systems migration to the Wyndham platform effected in the second quarter of 2019 which we believe are due to, among other things, modifications LQM made to our revenue management software and tools, call center customer interface technology and the administration of corporate and group bookings. If we are unable to work with LQM and Wyndham pursuant to the Wyndham Settlement to develop effective modifications or enhancements for such systems, software and tools and other processes, or if we experience further integration challenges, our financial condition and results of operations could be further negatively impacted. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business -Wyndham Transition and Integration” for additional discussion of the terms of the Wyndham Settlement relating to revenue management software and tools, call center customer interface technology and the administration of corporate and group bookings.
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
From time to time, disputes may arise between us, LQM and/or any other future third-party hotel manager regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations. For example, on July 30, 2019 and August 14, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly-owned properties, and on October 18, 2019 entered into the Wyndham Settlement in order to resolve all such claims. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business - Wyndham Transition and Integration.” If we are unable to reach a satisfactory resolution of any future dispute with LQM and/or any other future third-party hotel manager through discussions and negotiations, we or the relevant third-party hotel manager may choose to submit the dispute for resolution pursuant to binding arbitration, the outcome of which may be unfavorable to us. Pursuant to the hotel management agreements we entered into with LQH prior to the Spin-Off, we do not have the option of exploring other potentially more favorable judicial procedures to litigate any such dispute. Furthermore, the management agreements have initial terms of 20 years with two additional five-year renewal periods at manager’s option and we may terminate the management agreements only upon an event of default by the third-party hotel manager, a sale of the property or the relevant manager’s failure of certain performance tests which, if disputed, are subject to legal action.
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

On July 30, 2019 and August 14, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly-owned properties, and on October 18, 2019 we entered into the Wyndham Settlement in order to resolve all such claims. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business - Wyndham Transition and Integration.” If we are unable to amicably resolve any future disputes relating to LQM’s performance under the management agreements, it may have an adverse effect on our relationship with LQM which could, in turn, have an adverse effect on our results of operations and financial condition and could result in additional costs for us to report our financial information on a timely basis.

A disruption to the functioning of the reservation system for our hotels, including in connection with the migration from the La Quinta platform to the Wyndham platform, or decrease in the efficiency of the rate management tools to which our property manager has access has in the past and could in the future have an adverse effect on our business.
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
The migration of reservation, property management and booking services for our hotels from La Quinta’s reservation property management and booking systems to systems hosted by Wyndham took place in the second quarter of 2019. In connection with the migration, key proprietary revenue management software was modified. We have experienced a negative impact to our revenues as a result of the modification of such software and other problems relating to implementation of the transition of our hotels to LQM’s platform. If LQM is unable to develop effective modifications or enhancements for such software and systems pursuant to the Wyndham Settlement, our ability to generate revenues may continue to be negatively impacted. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Business - Wyndham Transition and Integration” for additional discussion of the terms of the Wyndham Settlement relating to revenue management software and tools, call center customer interface technology and the administration of corporate and group bookings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock we purchased during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
July 1 through July 31, 2019	36,339	$11.94	35,736	$24,728,395
August 1 through August 31, 2019	382,066	9.32	382,066	$21,168,512
September 1 through September 30, 2019	11,617	9.27	11,617	$21,060,769
Total	430,022	$9.54	429,419
____________________

(1)
Includes 603 shares for the period from July 1 through July 31, 2019 purchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock under our 2018 Omnibus Incentive Plan.

(2)	The reported price includes per share commissions paid.

(3)
On March 21, 2019, our board of directors authorized a $50 million share repurchase program. We may purchase shares of common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

On November 13, 2019, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), an indirect wholly-owned subsidiary of the Company, entered into the First Amendment (the “Amendment”) to the Credit Agreement, dated as of May 30, 2018 (the “Revolver Credit Agreement”). After giving effect to the Amendment, the required debt yield will be reduced from 14.80% such that (i) a partial trigger event will occur if, on the last day of any calendar quarter, the debt yield is equal to or less than 14.80% but greater than 13.80% and (ii) a trigger event will occur if, on the last day of any calendar quarter, the debt yield is equal to or less than 13.80%. During a partial trigger event, (i) the Borrower cannot borrow more than $100 million under the revolving facility and any amounts borrowed in excess of $100 million are required to be repaid, (ii) any indebtedness under the Subsidiary Loan Documents (as defined in the Revolver Credit Agreement) cannot be prepaid and (iii) the general restricted payment basket is limited to $40 million in the aggregate for all periods during which a partial trigger event is continuing. The provisions governing the occurrence of a trigger event and all other terms of the Credit Agreement will remain substantially the same except as otherwise amended by the Amendment.

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

COREPOINT LODGING INC.
(Registrant)

Date:	November 13, 2019	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2019	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 13, 2019	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)