Form 10-K
period 2019-12-31
CorePoint Lodging Inc.
filed 2020-03-13
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $484 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 28, 2020 was 57,205,809.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year.

COREPOINT LODGING INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2019

Forward-Looking Statements
This Annual Report on Form 10-K of CorePoint Lodging Inc. (together with its consolidated subsidiaries, “CorePoint,” “we,” “our,” “us,” or the “Company”) contains “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts included in this Annual Report on Form 10-K, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to in this Annual Report on Form 10-K are forward-looking statements. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “will,” “should,” “could,” “seek” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
Factors that may cause our actual results to differ materially from the forward-looking statements include without limitation the factors disclosed under the sections entitled “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
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

PART I

Item 1. Business
Our Company
On May 30, 2018, La Quinta Holdings Inc. (“LQH Parent” and, together with its consolidated subsidiaries, “LQH”) completed the distribution to its stockholders of all the then-outstanding shares of common stock of CorePoint Lodging Inc. (“CorePoint Parent” and, together with its consolidated subsidiaries, “CorePoint”), previously a wholly owned subsidiary of LQH Parent, following which CorePoint Parent became an independent, self-administered, publicly traded company (the “Spin-Off”).
CorePoint is a leading owner in the midscale and upper midscale select-service hotel segments, all under the La Quinta brand. We have elected to be treated, and currently qualify, as a real estate investment trust (a “REIT”) for United States (“U.S.”) federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.
2019 Highlights

•
Net loss of $212 million, or $3.71 per fully diluted share, including a non-cash impairment charge of $141 million for 2019 as compared to a net loss of $262 million, including a non-cash impairment charge of $154 million, for 2018.

•	Paid quarterly dividends at an annualized rate of $0.80 per share.

•	Sold 44 hotels for gross proceeds of $177 million, resulting in a gain on sales of $32 million.

•	Reduced outstanding debt by $114 million.

•	Settled a dispute with Wyndham Hotels & Resorts, Inc. (“Wyndham”) resulting in receipt of $28 million in 2019, with an additional $9 million to be paid by June 2021 (the “Wyndham Settlement”).

•	Completed the renovations of the hotels included in the 54-hotel strategic re-positioning program.

Our Properties
Our portfolio, as of December 31, 2019, consisted of 271 select-service hotels in the U.S. representing approximately 35,000 rooms across 41 states with locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels are wholly owned. We primarily derive our revenues from our hotel operations.
As a select-service hotel owner, our hotels provide limited amenities. Our hotels generally offer limited food offerings (such as free continental breakfast), free internet access, free parking and a lower average daily rate (“ADR”) than a full-service hotel which may offer restaurants, banquet and meeting facilities, large lobbies, and other amenities. We believe guests are attracted to select-service hotels given their attractive value proposition.
The rent potential for a hotel is measured by its ADR and is primarily a factor of its chain scale, location, local demand drivers and competition. Our ADR and occupancy by chain scale groupings commonly used in the lodging industry for the year ended December 31, 2019 are as follows:

	Number of Hotels	ADR	Occupancy
Upper upscale	3	$164.22	78.6%
Upscale	18	$130.40	71.2%
Upper midscale	57	$104.18	66.2%
Midscale	138	$83.14	65.1%
Economy	55	$62.45	61.2%
Total	271	$89.80	65.3%
As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or increasing ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. The profits realized by us are generally significantly affected by economic conditions, primarily changes in employment, gross domestic product, and inflation.
Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. On an ongoing basis, we evaluate additional capital projects, including expenditures for recurring maintenance as well as betterments and renovations, which are expected to drive higher revenues. We seek to invest in those hotels that we believe will provide an appropriate return on capital investment and maintain or increase property revenue and gross margin.

Brand Affiliation

All of our hotels currently operate under Wyndham’s highly recognizable La Quinta brand.  There are over 900 La Quinta hotels worldwide. We believe our properties derive value from their affiliation with the La Quinta brand and benefit from the operational expertise, extensive distribution network, strong commercial engines and additional resources of one of the nation’s largest hotel brands.

As of December 31, 2019, nine of our hotels currently operating under the La Quinta brand have been identified that may, in the future, be re-flagged to operate under another Wyndham brand in accordance with our management agreements.

Our Business, Growth and Financing Strategies

Our objective is to generate favorable long-term risk adjusted returns for our stockholders through disciplined capital allocation, proactive asset management, maintaining balance sheet strength and enhancing the value of our properties. We intend to pursue this objective through the following strategies:

•
Disciplined capital allocation.   We are a pure-play lodging REIT strategically focused on the midscale and upper midscale select-service lodging segments. The midscale and upper midscale segments are among the largest segments of the lodging industry by property count. These midscale hotels have historically generated higher margins than full-service and economy sectors. Midscale hotels have also performed better during economic downturns. We intend to focus on the top metropolitan statistical area (“MSA”) markets, as well as other markets with close proximity to multiple demand generators, such as medical facilities, corporate offices, airports, convention centers, universities, and leisure attractions, with a diverse source of potential guests, including corporate, government and leisure travelers. Using these criteria, we have identified 105 hotels which constitute our core hotels. In addition, the mid-scale and upper mid-scale select-service lodging segments are highly fragmented. We believe there are opportunities to acquire hotels from smaller owner operators, particularly owners with a higher cost of capital. Such a disciplined acquisition strategy would allow us to expand our presence in target markets and in properties meeting our core hotel criteria, which will also provide diversification over time, including through the acquisition of hotels that are affiliated with other respected hotel brands and operators.

•
Portfolio transformation. We have identified non-core hotels which do not meet our growth and return objectives. These include hotels not in our identified key markets or lodging segment and that are older with higher maintenance capital needs. As of December 31, 2019, we have identified 166 hotels as non-core which we plan to dispose of generally over the next two years. We believe that the execution of this disposition strategy, along with our proactive asset management of our core hotels, will enable us to maintain a geographically diversified portfolio and increase our revenue per available room (“RevPAR”) and gross margins, while reducing the average age of the portfolio and recurring capital expenditures.

•
Build and maintain a strong and flexible balance sheet. We seek to build and maintain a strong and flexible balance sheet that will provide us with liquidity to meet our operational and growth needs and support a well-covered dividend. As we execute our disposition strategy, we intend to use net proceeds to reduce our leverage over time to below 5.0x net debt (total debt less cash and cash equivalents) to Adjusted EBITDAre. (See “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition - Non-GAAP Financial Measures” for definition and discussion of our non-GAAP measures.) During 2019, we used $114 million of our net hotel sales proceeds to reduce our outstanding debt. By initially reducing leverage, we believe we will have opportunities to further grow our portfolio, which could include revenue-enhancing improvements or acquisitions. We will also focus on preserving sufficient liquidity with minimal short-dated debt maturities and intend to refinance or extend our existing facilities.

We have a demonstrated record of identifying and executing on value-enhancing opportunities in our properties. In 2018, we began a strategic review of our hotel portfolio with the goal of improving operating performance and continued that review during 2019. During 2019, we sold 42 operating hotels, for gross consideration of $173 million and achieved gross revenue and Hotel Adjusted EBITDAre multiples of 2.5x and 31.8x, respectively. Excluding these hotels, our 2018 comparable RevPAR would have increased by approximately $3.00 and eliminated approximately $5 million of annual historical capital expenditures. Further, these hotels were sold at a revenue multiple of 2.5x, compared to our public market implied revenue multiple (based on our December 31, 2019 financial information and our publicly traded share price on February 28, 2020) of less than 2.0x. After the finalization of the Wyndham Settlement, we expanded our disposition strategy to include a new net total, as of December 31, 2019, of 166 non-core hotels. These non-core hotels are among our lowest performing hotels and we believe these dispositions will positively impact portfolio RevPAR and gross margin. Subsequent to December 31, 2019, 17 of these hotels have been sold and over 40 additional hotels are under contract to sell.

In addition, we intend to create value through repositioning select hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Further, we are continually focused on maintaining our properties and adapting to evolving customer preferences by making ongoing capital expenditures that will provide an acceptable return on investment.

Our Principal Operating Agreements

Management Agreements

On May 30, 2018, we entered into separate hotel management agreements with LQ Management L.L.C. (“LQM”), a subsidiary of Wyndham and currently the manager of all of our hotel properties, whereby we pay a fee equal to 5% of total gross revenues, as defined. Our management fee expense for the year ended December 31, 2019 was $40 million.

LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels.  We have consultative and specified approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.  We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees and other costs that the manager incurs to operate the hotels.  The term of the management agreements is through 2038, subject to two renewals of five years each, at LQM’s option.  There are penalties for early termination.

Franchise Agreements

On May 30, 2018, we entered into separate hotel franchise agreements with La Quinta Franchising LLC (“LQ Franchising”), a subsidiary of Wyndham and currently the franchisor of all of our hotel properties, each with an initial term of 20 years. As franchisee, 12 to 24 months prior to initial expiration of the applicable franchise agreement, we have the opportunity to request a renewal term of an additional ten years by notice to the franchisor, payment of a renewal fee and execution of the franchisor’s then current form of franchise agreement.  The franchisor then has 60 days to make a determination whether to renew.  There are also penalties for early termination; however, both we and the franchisor have the option to cancel the franchise agreements in 2033, the 15th year anniversary, with no penalty to either party. Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels.  The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness as well as training of personnel.  In return we are required to operate our hotels consistent with the applicable brand standards.

Our franchise agreements require that we pay a 5% royalty fee on gross room revenues. Our total royalty expense for the year ended December 31, 2019 was $40 million.

In addition to the royalty fee, the franchising agreements include a reservation fee of 2% of gross room revenues, a marketing fee of 2.5% of gross room revenues, a loyalty program fee of 5% of eligible room night revenues, and other miscellaneous ancillary fees.  Reservation fees are included within rooms expense, and the marketing fee and loyalty program fees are included within other departmental and support expense in the accompanying consolidated statements of operations.

Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years.  These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of December 31, 2019, no such notices have been received; however, approximately 62% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program.

In connection with the sale of a hotel, where the buyer is assuming the franchise agreement, the franchise agreements provide certain obligations for the buyer which may affect the terms of our hotel sales. These provisions include the franchisor’s approval of the buyer, transfer fees and capital expenditure assessments to meet the franchisor’s current brand standards. In connection with the

Wyndham Settlement, our franchise agreements were amended to limit the criteria for LQ Franchising’s approval of hotel sales and to establish certain objective criteria with respect to liquidity, net worth and operating experience required of proposed buyers.

Wyndham Settlement

In July and August 2019, we gave notice to LQM that we believed there were several events of default under the management agreements relating to all of our wholly owned properties. In resolution of the disputes, on October 18, 2019, we entered into the Wyndham Settlement, which included amendments to the management and franchise agreements. The significant terms were: (i) in connection with alleged revenue losses related to the Company’s hotel operations beginning in the second quarter of 2019, Wyndham agreed to use commercially reasonable efforts to develop, install and implement certain defined revenue management tools and processes, generally by the end of 2020, at Wyndham’s sole cost, (ii) in consideration for the alleged lost revenue, Wyndham agreed to pay in cash to the Company $20 million, $11 million of which has been collected as of December 31, 2019 and the remainder of which will be paid over time and satisfied in full by June 30, 2021; (iii) in final settlement of the income taxes incurred in connection with the Spin-Off , Wyndham paid $17 million to the Company; (iv) in consideration for the Company assuming certain hotel accounting responsibilities, Wyndham agreed to pay up to $500,000 per year to the Company beginning in May 2020; and (v) certain provisions related to franchisee transfers by the Company and hotel manager reporting and accounting obligations were clarified. In consideration of the above terms, the Company agreed to release claims against Wyndham (up to and including the date of the Wyndham Settlement) that the Company alleged in default notices under the management agreements.
See “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding the Wyndham Settlement.
Ground Leases

As of December 31, 2019, we maintained ground lease arrangements with third parties for 16 hotel properties that generally contain base rent and contingent rent provisions based upon the respective hotel’s revenues.  Many of these lease agreements contain renewal options at fair market value at the conclusion of the initial lease term.  The initial term maturity dates range from 2020 to 2096.

Our ground lease rent expense for the year ended December 31, 2019 was approximately $5 million. We are also responsible for property taxes associated with the land parcel. Our ground leases are generally assumable by a hotel buyer in the event of a sale. In certain sale situations, we may be required to guarantee certain performance by the hotel buyer to the ground lessor.

For certain ground leases, we may choose not to renew the lease. Our current debt agreements require us to exercise any ground lease renewals for properties encumbered by the loan during the term of the debt. For the ground lease that matures in 2020, with a property not encumbered by our debt, we do not expect to renew, and ownership of the property will be conveyed to the ground lessor. We may decide not to renew other leases, which may require us to pay off the applicable allocated debt principal.

Our Employees

As of December 31, 2019, we had 30 employees. We believe relations with our employees are positive.

Although not employed by us, our hotels are operated by employees who are employed by our hotel manager, pursuant to our management agreements. Our hotel manager is responsible for hiring and maintaining the labor force at each of our hotels, including setting compensation amounts, benefits and other labor arrangements.  These expenses are generally reimbursed by us under the terms of the relevant management agreement. Accordingly, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor, which may affect our hotel manager’s staffing requirements and overall staffing expenses. As of December 31, 2019, our hotel manager’s employees at two of our hotels were represented by labor unions. We believe relations are positive between our hotel manager and its employees at our hotels.

For additional discussion of these relationships and risks associated with our hotel manager’s employees, refer to the section below “Item 1A. Risk Factors — Risks Related to Our Business and Industry.”

Competition
The lodging industry is highly competitive. Our hotels compete with other hotels for guests on the basis of several factors, including the attractiveness of the facility, location, room rate, quality of accommodations, public and meeting spaces, brand reputation and the ability to earn and redeem loyalty program points through a global system. Competition is often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands primarily in the midscale and upper midscale select-service segments. Increased competition could have a material adverse effect on the occupancy rate, ADR and RevPAR of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability. We believe our hotels enjoy certain competitive advantages as a result of being flagged with nationally recognized brands, including access to centralized reservation systems and national advertising, marketing and promotional services, strong hotel management expertise and guest loyalty programs.

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

Seasonality and Cyclicality

The lodging industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results and comparability to prior periods. The periods during which our properties experience higher revenues may depend on their specific locations and accordingly may vary from property to property. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margin, net earnings and cash provided by operating activities. Additionally, our quarterly results may be seasonally affected by the timing of certain of our marketing production and maintenance expenditures. In addition, certain of our management and franchising fees are based on revenues which, as noted above, vary by season. Further, the timing of opening of newly constructed or renovated hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter. Accordingly, our results for any partial period may not be indicative of our full year results or trends.

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

REIT Qualification

We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders; however, our taxable REIT subsidiary (our “TRS”) is subject to U.S. federal, state and local income taxes, and we may be subject to state and local taxes. To comply with REIT requirements, we may need to forgo otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. Refer to “Item 1A. Risk Factors — Risks Related to our REIT Status and Certain Other Tax Items.”

We intend to continue to make quarterly distributions to our stockholders in amounts that meet or exceed the requirements to qualify and maintain our qualification as a REIT and to avoid corporate level taxation. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. Although we currently anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs to avoid corporate level taxation, it is possible that it would be necessary to utilize cash reserves, delay certain capital investments, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

Regulation

The lodging industry is subject to extensive federal, state and local governmental regulations in the U.S., including those relating to hospitality ordinances, data security, health and safety, building codes and zoning requirements. Hotels and their owners and operators are also subject to licensing and regulation by state and local departments relating to health, sanitation, fire and safety standards, and to laws governing their relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In connection with the continued operation or remodeling of certain of our hotels, we may be required to expend funds to meet federal, state and local regulations. Any failure to obtain or maintain any such licenses or any publicity resulting from actual or alleged violations of any such laws and regulations could have an adverse effect on our results of operations. We believe that our businesses are conducted in substantial compliance with applicable laws and regulations.

Insurance

We maintain insurance coverage for general liability, property (including business interruption), terrorism, workers’ compensation and other risks with respect to our business for all of our hotels. Certain of these insurance coverages are provided through policies obtained by our manager or jointly shared with our manager, primarily related to general liability, workers’ compensation and auto liability, where we may be identified as a co-insured party.  Through all of these policies, our insurance provides coverage related to claims arising out of the operations of our hotels, where most of our insurance policies are written with self-insured retentions or deductibles that are common in the insurance market for similar risks. These policies provide coverage for claim amounts that exceed our self-insured retentions or deductibles, subject to the terms and limits of the policies.

Due to the combination of storm related claims generally experienced by the lodging industry and the older age of our hotels, we have experienced increased premiums and retention requirements from insurance carriers. We expect this to result in increases in operating expenses, self-insurance loss claims and loss mitigation capital expenditures. Some of these payments may result from our obligation to reimburse our manager under our management agreements.

Available Information
We electronically file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Copies of our filings with the SEC are available on our website at www.corepoint.com as soon as reasonably practicable after they are filed with or furnished to the SEC and may also be obtained from the SEC’s website at www.sec.gov. Access to these filings is free of charge. From time to time, we may use our website as a distribution channel of material company information. You may automatically receive email alerts and other information about us when you enroll your email address by visiting the Email Alerts section at www.corepoint.com/investors. Our website and the information contained on or connected to that site are not incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our Company and our business. Any of the following risks could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Business and Industry

We are subject to the business, financial and operating risks inherent to the lodging industry, any of which could reduce our profits, the value of our properties and our ability to make distributions and limit opportunities for growth.

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

•	shortages of labor or labor disruptions;

•	significant increases in insurance expenses, self-retained losses and loss mitigation capital expenditures;

•	the availability and cost of capital necessary to fund investments, capital expenditures and service debt obligations;

•	delays in, or cancellations of, planned or future development or renovation projects;

•	the quality of services provided by LQM or any other future third-party hotel managers;

•	the financial condition of LQM or any other future third-party hotel managers, developers and joint venture partners;

•
relationships with LQM or any other future third-party hotel managers, developers and joint venture partners, including the risk that LQM, LQ Franchising or any other third-party hotel managers or franchisors may terminate our management or franchise agreements and joint venture partners may terminate joint venture agreements;

•	changes in desirability of particular geographic locations;

•	changes in lodging preferences and travel patterns of potential guests of our properties and geographic concentration of our portfolio;

•	changes in the supply and demand for hotel services;

•	decreases in business travel that may result from improvements to the alternatives to in-person meetings, including virtual meetings hosted on-line or over private teleconferencing networks;

•	the ability of third-party internet and other travel intermediaries to attract and retain guests;

•	the availability of debt and equity capital on satisfactory terms; and

•	increased competition and changes in terms for the disposition and acquisition of hotel investments.

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

•
outbreaks of pandemic or contagious diseases, such as coronavirus disease (COVID-19), Zika virus, measles, Ebola, legionella bacteria, avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);

•	natural or man-made disasters, such as hurricanes, fires, earthquakes, tsunamis, tornadoes, typhoons, floods, oil spills and nuclear incidents;

•	decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business;

•	low consumer confidence, high levels of unemployment or depressed real estate prices;

•	the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;

•	decreased airline capacities and routes;

•	travel-related accidents;

•	oil prices and travel costs;

•	statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•
governmental action and legislation, as well as political debate, conflicts and compromises related to such actions, to the extent that they negatively impact the financial markets and consumer confidence and spending or adversely impact the U.S. economy or international travel;

•	cyber-attacks;

•	climate change and resource scarcity, such as water and energy scarcity;

•	domestic and international political and geo-political conditions including tariffs, sanctions and boycotts; and

•	cyclical over-building in the hotel and lodging industries.

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

In addition to general economic conditions, new hotel room supply is an important factor that can affect the lodging industry’s performance, and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A reduction or slowdown in growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses, which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth.

A significant percentage of our hotels are concentrated in three states, which exposes our business to the effects of certain regional events and occurrences.

Although we have hotels located in 41 U.S. states as of December 31, 2019, a significant concentration of our hotels is located in three states. Specifically, as of December 31, 2019, approximately 46% of hotels in our portfolio were located in Texas, Florida and California with approximately 21% of hotels in our portfolio located in Texas. The concentration of hotels in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. For example, the downturn in the oil and gas industry significantly affected demand in certain markets in Texas, such as Houston and South and West Texas, materially adversely affecting our business in those markets, and a further decline could further adversely affect our business in those markets. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, fires, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas, Florida and California markets. Depending on the severity of these acts of nature, the damage to our hotels could require us to close all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood or other casualty insurance we maintain would entirely cover damages caused by any such event.

As a result of our geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic, social and competitive conditions and extreme weather than other areas in the U.S.

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

All of our properties currently utilize the La Quinta brand, and we entered into management and franchise agreements with LQM and LQ Franchising, respectively, to manage and franchise all of our owned properties prior to the Spin-Off. As a result, the success of our hotels and their ability to attract and retain guests depends on brand recognition and reputation, including the consistency of the La Quinta brand experience amongst our portfolio of hotels. We cannot assure you that the prior performance of our hotels will be indicative of future results or that competition from other brands will not adversely affect our market position or financial performance.

In addition, the brand recognition and support that provide much of the basis for the successful operation of our hotels can also mean that changes or problems with the La Quinta brand (e.g., integration challenges relating to the acquisition by Wyndham Worldwide Corporation (“Wyndham Worldwide”) of the La Quinta brand, changes in management practices, the Spin-Off or acts or omissions that adversely affect our business) can have a substantial negative impact on the operations of our hotels and can cause a loss of consumer confidence in La Quinta hotels or otherwise result in reduced bookings at our hotels. For example, we have seen negative effects on our revenues following the systems migration to the Wyndham platform effected in the second quarter of 2019 which we believe are due to, among other things, modifications LQM made to our revenue management software and tools, call center customer interface technology and the administration of corporate and group bookings. If we are unable to work with LQM and Wyndham pursuant to the Wyndham Settlement to develop effective modifications or enhancements for such systems, software and tools and other processes, or if we experience further integration challenges, our financial condition and results of operations could be further negatively impacted. See “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Wyndham Transition and Integration” for additional discussion of the terms of the Wyndham Settlement relating to revenue management software and tools, call center customer interface technology and the administration of corporate and group bookings.

Moreover, changes or problems at our hotel properties (e.g., crime, pandemics, scandal, litigation, negative publicity, catastrophic fires or similar events or accidents and injuries or other harm to guests or employees at our hotels) can have a substantial negative impact on the operations of otherwise successful individual locations and can cause a loss of consumer confidence in La Quinta hotels and other hotels in our segment. Adverse incidents have occurred in the past and may occur in the future. The considerable expansion in the use of social media over recent years has compounded the potential scope of the negative publicity that could be generated by such incidents. We could also face legal claims and adverse publicity from a variety of events or conditions, many of which are beyond our control (such as illegal drug use, gambling, violence or prostitution by guests). If the reputation or perceived quality of the La Quinta brand declines, our financial condition or results of operations could be adversely affected.

During the second quarter of 2019, the La Quinta Returns loyalty program was combined with the Wyndham Rewards loyalty program.  La Quinta Returns allowed, and Wyndham Rewards allows, program members to accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits including free rooms and other items of value. Rewards programs are an important aspect of our business and of the affiliation value of our hotels. As part of the Wyndham Rewards program, prior La Quinta Returns members may use their points for other hotels in the Wyndham family of brands (not just La Quinta), which may in certain cases directly compete with our hotels, negatively impacting our business. If the Wyndham Rewards program deteriorates or materially changes in a manner adverse to us, our business, financial condition or results of operations could be materially adversely affected.

We are dependent on the performance of LQM and other future third-party hotel managers and could be materially and adversely affected if LQM or such other future third-party hotel managers do not properly manage our hotels or otherwise act in our best interests.

In order for us to continue to qualify as a REIT, with limited exceptions, third parties must operate our hotels. We lease all but one of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with LQM prior to the Spin-Off to operate our hotels. We could be materially and adversely affected if LQM or any other future third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interests, and can be financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. For example, in connection with the systems migration to the Wyndham platform effected in the second quarter of 2019, key proprietary revenue management software and tools and other processes were modified. We believe these modifications, and other problems relating to implementation of the transition of our hotels in LQM’s platform, had a negative effect on our business, and if LQM is unable to develop effective modifications or enhancements for such software and tools, and other processes, or otherwise fails to manage our hotels effectively, our results of operations will be further negatively impacted.

We also rely on the management company to engage general managers at each of our hotels to manage daily operations and oversee the efforts of their employees. We require the third-party hotel manager to hire general managers who are trained professionals in the hospitality industry and have extensive experience in many markets worldwide. The failure of the management company to recruit, retain, train or successfully manage general managers for our hotels could negatively affect our operations. LQM is a wholly owned subsidiary of Wyndham, which manages and franchises other brands and hotels that compete with our hotels, which could result in conflicts of interest. As a result, LQM may make decisions regarding competing lodging facilities that are not in our best interests. Other third-party hotel managers that we engage in the future may also have similar conflicts of interest.

From time to time, disputes may arise between us, LQM and/or any other future third-party hotel manager regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations or could make us liable to them or result in significant litigation costs or other expenses. For example, on July 30, 2019 and August 14, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly owned properties, and on October 18, 2019 entered into the Wyndham Settlement in order to resolve all such claims. See “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Wyndham Transition and Integration.” If we are unable to reach a satisfactory resolution of any future dispute with LQM and/or any other future third-party hotel manager through discussions and negotiations, we or the relevant third-party hotel manager may choose to pursue legal resolution, the outcome of which may be unfavorable to us. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. Pursuant to the hotel management agreements we entered into with LQM prior to the Spin-Off, we do not have the option of exploring other potentially more favorable judicial procedures to litigate any such dispute. Furthermore, the management agreements have initial terms of 20 years with two additional five-year renewal periods at manager’s option and we may terminate the management agreements only upon an event of default by the applicable third-party hotel manager, a sale of the property or the relevant manager’s failure of certain performance tests which, if disputed, are subject to legal action.

In the event that we terminate any of our management agreements, whether due to events of default or otherwise, we can provide no assurances that we could find a replacement hotel manager or that any replacement hotel manager will be successful in operating our hotels. If any of the foregoing were to occur, it could materially and adversely affect us.

Furthermore, if our relationship with LQM and/or LQ Franchising were to deteriorate or terminate as a result of disputes regarding the management of our hotels or for other reasons, LQM and/or LQ Franchising could, under certain circumstances, terminate our management agreements or franchise agreements for our current hotels or hotels that we may acquire in the future. If any of the foregoing were to occur, it could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth and impair our ability to compete effectively.

Restrictive covenants in certain of our hotel franchise agreements contain provisions limiting or restricting the sale of our hotels, which could materially and adversely affect our profitability.

Certain of our hotel franchise agreements with LQ Franchising contain restrictive covenants that limit or restrict our ability to sell a hotel. Although in connection with the Wyndham Settlement, our franchise agreements were amended to limit the criteria for LQ Franchising’s approval of asset sales, generally, we may not agree to sell, lease or otherwise transfer a particular hotel unless agreed criteria are met or LQ Franchising otherwise approves the transfer pursuant to the applicable franchise agreement. In addition, we could be liable for significant liquidated damages in connection with the termination of such franchise agreement or continue to be obligated under any guarantee contained in the applicable franchise agreement in connection with any approved transfer. As a result, selling or transferring certain of our hotels may be less advantageous than it otherwise may have been, or we may be prohibited from taking actions that would otherwise be in our and our stockholders’ best interests. In addition, LQ Franchising may have a conflict that results in LQ Franchising’s declining to approve a transfer that would be in our and our stockholders’ best interests.

If we are unable to maintain good relationships with LQM, LQ Franchising and other third-party hotel managers and franchisors that we may engage in the future, profitability could decrease, and our growth potential may be adversely affected.

The success of our properties largely depends on our ability to establish and maintain good relationships with LQM, LQ Franchising and other third-party hotel managers and franchisors that we may engage in the future. If we are unable to maintain good relationships with LQM, LQ Franchising and such other third-party hotel managers and franchisors, we may be unable to renew existing management or franchise agreements or expand relationships with them. Additionally, opportunities for developing new relationships with additional third-party managers or franchisors may be adversely affected. This, in turn, could have an adverse effect on our results of operations and our ability to execute our growth strategy.

On July 30, 2019 and August 14, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly owned properties, and on October 18, 2019 we entered into the Wyndham Settlement in order to resolve all such claims. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Wyndham Transition and Integration.” If we are unable to amicably resolve any future disputes relating to LQM’s performance under the management agreements, it may have an adverse effect on our relationship with LQM which could, in turn, have an adverse effect on our results of operations and financial condition and could result in additional costs for us to report our financial information on a timely basis.

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

The lodging industry is seasonal in nature. The periods during which our properties experience higher revenues vary from hotel to hotel, depending principally upon location and customer base served. Generally, our revenues are greater in the second and third calendar quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results and comparability to prior periods. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margins and net earnings. In addition, the opening of hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue from quarter to quarter. We can provide no assurances that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, we may have to enter into short-term borrowings in certain quarters to make distributions to our stockholders in accordance with our distribution policy as a REIT, and we can provide no assurances that such borrowings will be available to us on favorable terms, if at all. In addition, the lodging industry is cyclical and demand generally follows the broader economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our financial condition and results of operations.

Our expenses may not decrease even if our revenue decreases.

Many of the expenses associated with owning hotels, such as debt-service payments, property taxes, insurance, utilities and employee wages and benefits, as well as expenses related to being an independent public company, are relatively inflexible. They do not necessarily decrease in tandem with a reduction in revenue at the hotels, or in the case of our expenses as a public company, decrease in tandem with the number of hotels we own, and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. In addition, some of our third-party ground leases require periodic increases in ground rent payments. Our ability to pay these rents could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

In the event of a significant decrease in demand, LQM or other third-party hotel managers that we may engage in the future may not be able to adjust the labor model to offset the decrease in demand. Our hotel managers also may be unable to offset any fixed or increased expenses with higher room rates. Any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotel properties.

Our business is capital intensive and our failure to make necessary investments could adversely affect the profitability of our properties.

As of December 31, 2019, our hotels had an average age of 31 years. For these hotels to remain attractive and competitive, to mitigate repairs and to optimize operating performance, we have to make periodic investments to keep these hotels well maintained, modernized and refurbished. This creates an ongoing need for capital. We may be unable to access capital or unwilling to spend available capital when necessary. In addition, we are required to make distributions to our stockholders in accordance with our distribution policy as a REIT which may limit the capital available for us to invest in our hotels.  To the extent that we cannot fund expenditures from cash generated by the operation of our properties, funds must be borrowed or otherwise obtained, which may be difficult to obtain. Failure to make the investments necessary to maintain or improve our portfolio or act in accordance with applicable brand standards could adversely affect the profitability and market value of our properties.

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

Moreover, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our hotels for use in a trade or business or for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of hotels that otherwise would be in our best interests or to incur significant liabilities in connection with these sales. Therefore, we may not be able to adjust the composition of our portfolio promptly in response to changing economic, financial and investment conditions or dispose of assets at opportune times or on favorable after-tax economic terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.

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

•	changes in customer demand due to local or national economic conditions, travel needs and alternatives, and social dislocations, including pandemics;

•
acts of God, including hurricanes, fires, earthquakes, floods, winter storms and other natural disasters, or outbreaks of pandemic or contagious diseases that may result in uninsured losses, including property value losses caused by nearby events even if our hotels are completely undamaged;

•	changes in terms of property insurance, including deductions, loss exclusions, regulatory and lender requirements and increased premium costs;

•	fluctuations in real estate values or potential impairments in the value of our assets;

•	maintaining tenants for leased properties; and

•	contingent liabilities that exist after we have exited a property.

Any of the foregoing risks could increase our costs, reduce our profits and the value of our properties and limit our ability to respond to market conditions.

We face various risks posed by our disposition activities as well as our acquisition, redevelopment, repositioning, renovation and re-branding activities.

We have recently disposed of a number of hotels that we did not believe met our long-term investment criteria and we have identified non-core hotels for future disposition. There can be no assurances that we will be able to recover the current carrying amount of our investments, and in some circumstances, sales of hotels or other assets may result in additional impairment expenses or other losses. Upon sales of hotels or assets, we may become subject to contractual indemnity or termination obligations, incur unusual or extraordinary distribution requirements or material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. Current disruptions in the global markets resulting from the COVID-19 outbreak could limit the availability of liquidity for us and for prospective purchasers of our hotels and could result in prospective purchasers terminating contracts to purchase hotels prior to closing. There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results.

In the future, we may also invest in identifying and consummating acquisitions of additional hotels and portfolios. We can provide no assurances that we will be successful in identifying attractive hotels or that, once identified, we will be successful in consummating an acquisition. We face significant competition for attractive investment opportunities from other well-capitalized investors, some of which have greater financial resources and a greater access to debt and equity capital to acquire hotels than we do. This competition increases as investments in real estate become increasingly attractive relative to other forms of investment. As a result of such competition, we may be unable to acquire certain hotels or portfolios that we deem attractive or the purchase price may be significantly elevated or other terms may be substantially more onerous. In addition, we expect to finance future acquisitions through a combination of retained cash flows, borrowings and offerings of equity and debt securities, which may not be available on advantageous terms, or at all. Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate and integrate such acquisitions could materially impede our growth.

In addition, under the Code, we will be required to contract with an independent third-party for on-site management services for any acquired hotels. Such management services may be on different terms than our current management agreements, including cost, length of service and scope of services, and may require different Company oversight and administration, which could result in higher operating expenses for us.

We are also obligated to re-flag certain hotels currently operating under the La Quinta brand due to the completion of nearby hotels in La Quinta’s franchisee pipeline. Such rebranding, which may affect nine of our hotels, may mean that our hotels are rebranded as a less profitable brand.

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

•
management attention may be diverted by our disposition, acquisition, redevelopment, repositioning or re-branding activities, which in some cases may turn out to be less compatible with our strategy than originally anticipated;

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

•	we may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks;

•	we may issue shares of stock or other equity interests in connection with such acquisitions that could dilute the interests of our existing stockholders;

•	we may assume various contingent liabilities in connection with such transactions;

•	we may divest hotels which will impact our revenue and EBITDA and may yield lower than expected returns or otherwise fail to achieve the benefits we expect;

•	we may incur losses on sales or impairment on anticipated sales of properties; and

•
the Internal Revenue Service (“IRS”) may take the position that we are acting in the capacity of a “dealer” in hotel property which would subject us to a 100% tax on any resultant gain on the disposition of any such hotel properties.

The occurrence of any of the foregoing events, among others, could materially and adversely affect our results of operations and profitability as well as limit or slow our future growth.

Required capital expenditures and costs associated with, or failure to maintain, brand operating standards may materially and adversely affect our results of operations and profitability.

The terms of our franchise agreements and management agreements generally require us to meet specified operating standards and other terms and conditions and compliance with such standards may be costly. We expect that LQ Franchising and any other future third-party franchisors will periodically inspect our hotels to ensure that we and any third-party hotel managers follow brand standards. Additionally, under the terms of the franchise agreements, we are required to make specified per-room capital expenditures at each property, which requirement could cause us to make greater investments in properties than we might otherwise. See “Item 1. Business—Our Principal Operating Agreements—Franchise Agreements.”

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

If we were to lose a brand license at one or more of our hotels, the value of the affected hotels could decline significantly and we could incur significant costs to obtain new franchise agreements, which could materially and adversely affect our results of operations and profitability as well as limit or slow any future growth.

All of our properties as of December 31, 2019 utilize the La Quinta brand. We lease all but one of our hotels to our TRS lessees. Our TRS lessees, in turn, entered into management agreements with LQM prior to the Spin-Off to operate our hotels. We may, in the future, rebrand existing properties, acquire properties that operate under other brands and/or engage other third-party hotel managers and franchisors. If we were to lose a brand license, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor or brand manager, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise agreement for a particular hotel could harm our relationship with the franchisor or brand manager, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise agreements or brand management agreements from the franchisor or brand in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise agreement or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise agreements or brand management agreements, it could materially and adversely affect our results of operations and profitability as well as limit or slow any future growth.

Cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems could materially adversely affect our business.

The La Quinta brand is dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, and we expect that other hotel managers that we may contract with in the future also will be dependent on such networks. These complex networks include reservation systems, hotel management systems, customer databases, call centers, administrative systems and third-party vendor systems. These systems require the collection, retention and transfer of large volumes of personally identifiable information of hotel guests, including credit card numbers.

These information networks and systems can be vulnerable to threats such as: system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, nation-state affiliated actors and cyber terrorists has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The La Quinta brand has been subject to cyber-attacks in the past and we expect it will be subject to cyber-attacks in the future and may experience data breaches. We rely on LQM, and other hotel managers that we may contract with in the future, to protect proprietary and customer information from these threats. Any compromise of our hotel managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of our hotels, in increased costs (e.g., related to response, investigation and notification) or in potential litigation and liability. In addition, public disclosure, or loss of customer or proprietary information could result in damage to LQM’s or another applicable property manager’s reputation, a loss of confidence among hotel guests, reputational harm for our hotels and potential litigation, which may have a material adverse effect on our business, financial condition and results of operations.

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

A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel sources that compete with our hotels. If bookings continue to shift to higher cost distribution channels, including internet and traditional travel intermediaries and meeting procurement firms, it could materially impact our profits. Bookings through these intermediaries have been increasing. For the year ended December 31, 2019, such bookings represented approximately 34% of the booking channel mix for our Comparable Hotels, compared to approximately 30% during 2018. As such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the La Quinta brand, other brands our properties may utilize in the future and management companies. These hospitality intermediaries also may reduce these bookings by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Further, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification.

All of our properties as of December 31, 2019 utilize the La Quinta brand. Consumers may develop brand loyalties to the intermediaries’ websites and reservations systems rather than to the La Quinta brand. If this happens, our business and profitability may be significantly harmed. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from La Quinta’s website and increase our hotels’ cost of sales.

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

A disruption to the functioning of the reservation system for our hotels, or decrease in the efficiency of the rate management tools to which our property manager has access, has in the past had and could in the future have an adverse effect on our business.

Wyndham manages a reservation system that communicates reservations to our hotels that have been made by individuals directly, either online or by telephone to call centers or through devices via mobile applications, or through intermediaries like travel agents, internet travel web sites and other distribution channels. We expect that any other future third-party franchisor would similarly manage a reservation system. The cost, speed, efficacy and efficiency of these reservation systems, as well as protection of personal or confidential information of its users, are important aspects of any brand. Any degradation of, failure of adequate development relative to, or security breach of, such reservation systems may adversely affect our affiliated hotels. These reservation systems generally rely on data communications networks operated by unaffiliated third parties. Any significant interruption of the function of these reservation systems (or significant parts of thereof) may adversely affect our business as well as our ability to generate revenues.

The migration of reservation, property management and booking services for our hotels from La Quinta’s reservation property management and booking systems to systems hosted by Wyndham took place in the second quarter of 2019. In connection with the migration, key proprietary revenue management software was modified. We have experienced a negative impact to our revenues as a result of the modification of such software and other problems relating to implementation of the transition of our hotels to LQM’s platform. If LQM is unable to develop effective modifications or enhancements for such software and systems pursuant to the Wyndham Settlement, our ability to generate revenues may continue to be negatively impacted. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Wyndham Transition and Integration” for additional discussion of the terms of the Wyndham Settlement relating to revenue management software and tools, call center customer interface technology and the administration of corporate and group bookings.

The cessation, reduction or taxation of program benefits of loyalty programs or our access to them could adversely affect the La Quinta brand and guest loyalty.

All of our properties currently participate in the Wyndham Rewards loyalty program. Our hotels contribute a percentage of the guest’s room rate per night to the program for each hotel stay of a program member. LQM arranges with service providers such as airlines to exchange monetary value represented by points for program awards and may charge a license fee to such service providers for use of the La Quinta brand trademarks. Program members accumulate points based on eligible stays and hotel charges and redeem the points for a range of benefits, including free rooms, airline miles and other items of value.

Currently, the program benefits are not taxed as income to members. We are not the owner of the Wyndham Rewards program and changes to the program, or our access to it could negatively impact our business. If the program awards and benefits are materially altered, curtailed or taxed, or if customers choose other brands within the Wyndham Rewards program, and, as a result, a material number of our customers choose to stay at non-La Quinta-branded hotels, our business could be adversely affected.

A number of our hotels are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be adversely affected.

As of December 31, 2019, sixteen of our hotels were either completely or partially on land subject to ground leases. If we are found to be in breach of a ground lease or ground sublease, such ground lease or sublease could be terminated. Assuming that we exercise all available options to extend the terms of our ground leases and ground subleases, all of our ground leases and ground subleases will expire between 2020 and 2096. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease or ground sublease, as applicable, at the time that we exercise such options and/or the time such extension occurs, and we can provide no assurances that we will be able to exercise our options at such time. Furthermore, we can provide no assurances that we will be able to renew our ground leases and ground subleases upon expiration or at satisfactory economic terms. If a ground lease or ground sublease expires or is terminated, we would be unable to derive income from such hotel, which could adversely affect us.

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

Our current hotels, and the hotels that we may acquire in the future, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the purchase of the hotels we acquire may not survive the completion of the transactions. Furthermore, indemnification under such agreements may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which could materially and adversely affect our revenues and profitability.

We depend on external sources of capital for future growth; therefore, any disruption to our ability to access capital at times and on terms reasonably acceptable to us may affect adversely our business and results of operations.

Ownership of hotels is a capital-intensive business that requires significant capital expenditures to acquire, operate, maintain and renovate properties. To continue to qualify as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain), including taxable income recognized for U.S. federal income tax purposes but with regard to which we do not receive cash. As a result, we must finance our growth, fund debt repayments and fund these significant capital expenditures largely with external sources of capital. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

•	price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets;

•	changes in market perception of our growth potential, including pandemics or downgrades by rating agencies;

•	decreases in our current and estimated future earnings;

•	decreases or fluctuations in the market price of our common stock;

•	increases in interest rates; and

•	the terms of our existing indebtedness.

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

The lodging industry is subject to extensive federal, state and local governmental regulations in the U.S., including those relating to building and zoning requirements and those relating to the preparation and sale of food. We and our hotel managers are also subject to licensing and regulation by state and local departments relating to health, sanitation, fire and safety standards, and to laws governing their relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In connection with the continued operation or remodeling of certain of our hotels, we may be required to expend funds to meet federal, state and local regulations. For example, we have incurred and may incur additional significant costs complying with the Americans with Disabilities Act (“ADA”), which requires that all public accommodations meet certain federal requirements related to access and use by disabled persons. The regulations also mandate certain operational requirements that hotel operators must observe. If, pursuant to the ADA, we are required to make substantial alterations to, and capital expenditures for, our hotels, including removal of access barriers, it could increase our expenditures and, in turn, could reduce our earnings. Any failure to obtain or maintain any such licenses or any publicity resulting from actual or alleged violations of any such laws and regulations could result in injunctive relief, fines, damage awards or capital expenditures and could have an adverse effect on our results of operations. Moreover, new or revised laws and regulations or new interpretations of existing laws and regulations could affect the operation of our hotels or result in significant additional expense and operating restrictions on us.

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

Certain U.S. laws impose liability for the release of asbestos containing materials into the air or require the removal or containment of asbestos containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to toxic or hazardous substances. Some of our hotels have asbestos containing materials, and with respect to such hotels, we are required to take action as and when required by applicable law. Such laws require that, as owners of buildings containing asbestos, we must (i) properly manage and maintain the asbestos, (ii) notify and train certain employees regarding the presence of asbestos and the related hazards and (iii) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on us if we fail to comply with these requirements and may allow third parties to seek recovery for personal injury associated with exposure to asbestos fibers, which could significantly increase our operating costs and reduce our earnings.

In addition, certain laws impose liability for lead based paint, and third parties may seek recovery from owners of real properties for personal injury associated with lead-based paint. Limits are placed on the amount of lead that may be present in public drinking water supplies, and third parties may seek recovery from owners of real properties for injuries arising from exposure to high lead concentration. We indemnify LQM, and we will indemnify other third-party hotel managers that we may engage in the future, for certain legal costs resulting from management of our hotels.

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

In the normal course of our business, we are involved in various legal proceedings. LQM and other third-party hotel managers that we may engage in the future, whom we indemnify for legal costs resulting from management of our hotels, may also be involved in various legal proceedings relating to the management of our hotels. The outcome of these proceedings cannot be predicted. If any of these proceedings were to be determined adversely to us or our third-party hotel managers or a settlement involving a payment of a material sum of money were to occur, it could materially and adversely affect our profits or ability to operate our business. In recent years, a number of hospitality companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal laws and regulations regarding workplace and employment matters, consumer protection claims, human trafficking, and other commercial or other matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants through adverse judgments or settlement agreements. Additionally, we could become the subject of future claims by third parties, including current or former third-party property owners, guests who use our properties, our employees, our investors or regulators. Any significant adverse judgments or settlements would reduce our profits and could limit our ability to operate our business. Further, we may incur costs related to claims for which we have appropriate third-party indemnity, but such third parties fail to fulfill their contractual obligations.

The loss of senior executives could significantly harm our business.

Our ability to maintain our competitive position depends to a large degree on the efforts and abilities of our senior executives. Finding suitable replacements for senior executives could be difficult. We currently do not have a life insurance policy or key person insurance policy with respect to any of our senior executives. In addition, while we have long-term compensation plans designed to retain our senior executives, if our retention and succession plans do not operate effectively, our business could be adversely affected. Any failure of our management to work together to effectively manage our operations, any additional departures of senior executives, our inability to hire other key management, and any failure to effectively integrate new management into our controls, systems and procedures may adversely affect our business, results of operations and financial condition.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor, which could increase our operating costs, reduce the flexibility of our hotel managers to adjust the size of the workforce at our hotels and could materially and adversely affect our revenues and profitability.

We entered into management agreements with LQM to operate each of our hotels. LQM is generally responsible for hiring and maintaining the labor force at each of the hotels they manage. Although we generally do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act or any similar health care regulations enacted in the future, may adversely impact our operating costs.  Employees at two of our hotels are currently represented by labor unions.  Labor costs at hotels where the workforce is unionized may be particularly challenging and unionization may also hinder the ability of LQM and any other hotel management company that we engage to resolve employment matters and disputes directly with their employees.

From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with employees are more highly affected by labor force activities than others. Labor and benefit costs increased in 2019 at our two hotels where employees became represented by labor unions, and we expect labor and benefit costs to increase further in 2020 for these and other hotels that may become represented by labor unions. Property values associated with these hotels may also decrease. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

If the insurance that we carry does not sufficiently cover damage or other potential losses or liabilities to third parties involving our hotels, our profits could be reduced.

We and our hotel manager carry insurance from insurance carriers that we believe is adequate for foreseeable first and third-party losses and with terms and conditions that we believe are reasonable and customary. Nevertheless, market forces could limit the scope of the insurance coverage that we can obtain or may otherwise restrict our ability to buy insurance coverage at reasonable rates. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to reimburse us in full for our losses or pay the full value of financial obligations, liabilities or the replacement cost of any lost investment or property loss, which could adversely affect our profits. In addition, risks that may fall outside the general coverage terms and limits of the policies and certain types of losses that are significantly uncertain, or generally of a catastrophic nature, such as hurricanes, fires, earthquakes and floods or terrorist acts, may be uninsurable or not economically insurable. If such losses or events occur, they could cause substantial damage to our hotels or the surrounding area, without any insurance coverage. Further, we may not be able to obtain or renew insurance policies or, if we are able to obtain or renew our coverage, it may be at a significantly higher cost than the historic cost.

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

We have experienced increased premiums and retention requirements from insurance carriers and further historical losses paid by insurance carriers could result in further increases premiums and deductions.

Due to the combination of storm related claims generally experienced by the lodging industry and the older age of our hotels, we have experienced increased premiums and retention requirements from insurance carriers. We expect this to result in increases in operating expenses, self-insurance loss claims and loss mitigation capital expenditures. To obtain insurance coverage, carriers could require us to incur capital expenditures to mitigate future losses. Such requirements could reduce our ability to make other investments and reduce future profits.

Terrorism insurance may not be available at commercially reasonable rates or at all.

Following the September 11, 2001 terrorist attacks in New York City and the Washington, D.C. area, Congress passed the Terrorism Risk Insurance Act of 2002, which established the Terrorism Risk Insurance Program (the “Program”) to provide insurance capacity for terrorist acts. The Program was scheduled to expire at the end of 2020 but was reauthorized, with some adjustments to its provisions, in December 2019 for seven years through December 31, 2027. We carry insurance from insurance carriers to respond to both first-party and third-party liability losses related to terrorism. We purchase our first-party property damage and business interruption insurance as a stand-alone policy in place of and to supplement insurance from government run pools. If the Program is not extended or renewed upon its expiration in 2027, or if there are changes to the Program that would negatively affect insurance carriers, premiums for terrorism insurance coverage will likely increase and/or the terms of such insurance may be materially amended to increase stated exclusions or to otherwise effectively decrease the scope of coverage available, perhaps to the point where it is effectively unavailable.

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

Our total assets include a substantial amount of long-lived assets, principally hotel related land, property and equipment. We analyze our assets for impairment if events or changes in circumstances indicate that an asset might be impaired. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of our holding period, future results and fair value assessments of our assets. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. Decisions to divest hotels could result in the requirement to record an impairment charge due to, among other factors, a decrease in the assumed holding period or fair value for the hotel. For example, during 2019 and 2018 we recognized non-cash impairment charges of $141 million and $154 million, respectively, primarily related to a reduction in our estimated holding period and potential sales of hotels. Future changes in holding periods or other assumptions or divestitures of our hotel investments could result in additional impairment charges. During times of economic distress, declining demand and declining earnings often result in declining asset values. If any impairment losses we recognize are significant, our financial condition and results of operations would be adversely affected.

Changes in federal, state or local tax law or interpretations of existing tax law, or adverse determinations by tax authorities, could increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

We are currently subject to taxation at the federal, state and local levels in the U.S. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability, financial condition, results of operations or cash flows. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates. We are subject to ongoing and periodic tax audits and disputes in various jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows. Furthermore, we have elected to be taxed as a REIT, effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. See “—Risks Related to Our REIT Status and Certain Other Tax Items.”

Political, social and economic uncertainty could impact our financial results and growth.

Potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, interest rates, responses to events such as COVID-19, tariffs and related issues, including, for example any governmental shutdown, and the uncertainty over how long any of these conditions will continue, have had in the past and could have in the future a negative impact on the lodging industry. U.S. federal spending cuts and any further limitations that may result from congressional action or inaction, could cause us to experience weakened demand for our hotel rooms.

Entities in existence prior to the Spin-Off are currently under audit by the Internal Revenue Service and may be required to pay additional taxes for which we would be responsible.

We are subject to regular audits by federal and state tax authorities, which may result in additional tax liabilities related to prior periods. Entities in existence prior to the Spin-Off and transferred to Wyndham as a part of the Spin-Off are currently under audit by the IRS for tax years ended December 31, 2010 to 2013. As a part of the Spin-Off, we agreed to indemnify Wyndham for any obligations and expenses arising from these IRS audits, including the legal and accounting defense expenses. In 2014, the IRS commenced a tax audit, primarily related to transfer pricing for internal rents charged by our prior REIT. Subsequently, we have supplied information to the IRS supporting our position. In November of 2019, the IRS issued notices of proposed adjustments (“NOPA,” also known as a 30-Day Letter) proposing a redetermined rent adjustment totaling $138 million attributable to tax years 2010 and 2011, exclusive of penalties and interest. Additionally, the November 2019 NOPA proposed an adjustment resulting in the loss of tax operating loss carryforwards generated in tax years 2006 through 2009. The adjustment to the tax operating loss carryforwards, measured at the tax rates enacted during the year of utilization and exclusive of penalties and interest, is $31million.

We have responded to the IRS in disagreement with their NOPA and expect the matter to be transferred to an IRS Appeals office in 2020. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of December 31, 2019, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

Changes to accounting rules or regulations may adversely affect our reported financial condition and results of operations.

New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may require retrospective application and affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our reported financial condition and results of operations. See Note 2 “Significant Accounting Policies and Recently Issued Accounting Standards” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a summary of accounting standards issued but not yet adopted that may have a material effect on our financial condition or results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2019, our total loan indebtedness was approximately $921 million, and the aggregate liquidation preference of our preferred stock was $15 million. Our substantial debt could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and distributions to stockholders and to pursue future business opportunities;

•
requiring compliance with leverage and interest coverage financial covenants which may affect our availability under our line of credit, access to cash on hand and cash proceeds from the sale of hotels;

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

Servicing our indebtedness requires a significant amount of cash. Our ability to continue generating sufficient cash depends on many factors, some of which are not within our control.

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

We may be able to incur substantially more debt in the future and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

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

Additionally, the agreements governing our future indebtedness may place additional restrictions on us and may require us to meet certain financial ratios and tests. Our ability to comply with these and other provisions of our new debt agreements and future debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions.

The use of debt to finance future acquisitions could restrict operations, inhibit our ability to grow our business and revenues, and negatively affect our business and financial results.

We may incur additional debt in connection with future hotel acquisitions. We may, in some instances, borrow under our secured mortgage and, in certain circumstances mezzanine credit facility or secured revolving credit facility or borrow new funds to acquire hotels. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the hotels that we own or acquire. If necessary or advisable, we also may borrow funds to make distributions to our stockholders to maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of hotels at inopportune times or on disadvantageous terms, which could result in losses. To the extent we cannot meet our future debt service obligations, we will risk losing to foreclosure some or all of our hotels that may be pledged to secure our obligations.

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

Changes in interest rates and changes in the method for determining LIBOR and the potential replacement of LIBOR may affect our cost of capital and net investment income.

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

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In July 2017, the head of the United Kingdom Financial Conduct Authority, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced its intention to cease sustaining LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for U.S. dollar LIBOR. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

As of December 31, 2019, we had $921 million of floating rate debt with maturities, including extension options, that extend past 2021 for which the interest rate was tied to LIBOR and which may require interest rate caps tied to LIBOR also with maturities extending past 2021. If LIBOR is no longer widely available, our CMBS and Revolving Facilities provide for alternate interest rate calculations. There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the CMBS and Revolving Facilities or any refinancing or replacements of such debt. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate, however LIBOR may perform differently during any phase-out than in the past, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR and any changes to benchmark interests rates could increase our financing costs, which could impact our results of operations. We are assessing the impact of a potential transition from LIBOR; however, potential effect of any such event on our cost of capital and net income cannot yet be determined.

Covenants applicable to future debt could restrict our ability to make distributions to our stockholders, and as a result, we may be unable to make distributions necessary to qualify as a REIT, which could materially and adversely affect us and the market price of our shares of common stock.

We are organized and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes. To continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, including capital gains, we will be subject to U.S. federal and state corporate income tax on our undistributed taxable income and gains. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. If, as a result of covenants applicable to our future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and to maintain our qualification as a REIT, which could materially and adversely affect us.

Risks Related to the Spin-Off and the Merger

The Spin-Off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

The Spin-Off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that LQH Parent, did not receive fair consideration or reasonably equivalent value in the Spin-Off, and that the Spin-Off left LQH Parent insolvent or with unreasonably small capital or that LQH Parent intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Spin-Off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning our assets or shares of the Company to LQH Parent or providing LQH Parent with a claim for money damages against us in an amount equal to the difference between the consideration received by LQH Parent and the fair market value of our company at the time of the Spin-Off.

The measure of insolvency for purposes of the fraudulent conveyance laws may vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), and such entity would be considered to have unreasonably small capital if it lacked adequate capital to conduct its business in the ordinary course and pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that LQH Parent were solvent at the time of or after giving effect to the Spin-Off, including the distribution of our common stock.

We could be required to assume responsibility for obligations allocated to LQH Parent under the Separation and Distribution Agreement relating to the Spin-Off.

Under the Separation and Distribution Agreement relating to the Spin-Off and related ancillary agreements, from and after the Spin-Off, each of LQH Parent and CorePoint Parent are generally responsible for the debts, liabilities and other obligations related to the business or businesses which they own and operate following the Spin-Off and the separation of LQH’s hotel ownership from its hotel franchise and management business prior to LQH Parent’s merger with Wyndham Worldwide (the “Merger”). Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to LQH Parent (for example, tax and/or environmental liabilities), particularly if LQH Parent were to refuse or were unable to pay or perform the allocated obligations.

The historical information presented herein is not necessarily representative of the results that our business would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Due to the relative significance of CorePoint Parent to LQH, among other factors, CorePoint Parent has been treated as the accounting spinnor to LQH for accounting purposes, notwithstanding the legal form of the Spin-Off. Therefore, the historical financial statements of LQH represent the historical financial statements of CorePoint Parent and LQH Parent is presented as discontinued operations. Accordingly, the historical information does not necessarily reflect the financial condition, results of operations or cash flows that CorePoint Parent would have achieved as a separate, publicly traded company during the periods presented or those that CorePoint Parent will achieve in the future as a result of the factors described below:

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

•
prior to the Spin-Off, CorePoint’s historical financial statements, as represented by the financial statements of LQH, included the assets, liabilities, results of operations and cash flows attributable to LQH’s management and franchise business, which are currently held by La Quinta; and

•
Prior to the Spin-Off, CorePoint’s historical financial information does not reflect its obligations under the various transitional and other agreements it entered into with LQH in connection with the Spin-Off and the Merger.

Other significant changes have occurred in CorePoint’s cost structure, management, financing and business operations as a result of operating as a company separate from the combined businesses of LQH and CorePoint, including the franchise and management agreements entered into with Wyndham in connection with the Spin-Off.

Risks Related to Our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will be subject to tax as a C corporation and could face a substantial tax liability.

For U.S. federal income tax purposes, we have elected to be taxed as a REIT, effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. However, we cannot assure you that we will remain qualified as a REIT. We received an opinion from Simpson Thacher & Bartlett LLP that, for our taxable year ended December 31, 2018, we will be considered to be organized in conformity with the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws and our proposed method of operations will enable us to satisfy the requirements for qualification and taxation as a REIT under the U.S. federal income tax laws for such taxable year and subsequent taxable years. You should be aware that Simpson Thacher & Bartlett LLP’s opinion was based upon customary assumptions, was conditioned upon certain representations made by us and LQH Parent as to factual matters, including representations regarding the nature of our and LQH Parent’s assets and conduct of business and such opinion is not binding upon the IRS or any court. The opinion was expressed as of the date issued. Simpson Thacher & Bartlett LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Simpson Thacher & Bartlett LLP.

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

In order to continue to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the composition of our assets, the sources of our income, sales of our real estate investments, and the diversity of our stock ownership. Also, we must make distributions to stockholders aggregating annually at least 90% of our “REIT taxable income” (determined without regard to the dividends paid deduction and excluding net capital gain). Compliance with these requirements and all other requirements for qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code is greater in the case of a REIT that, like us, conducts significant business operations through one or more taxable REIT subsidiaries. Even a technical or inadvertent action could jeopardize our REIT status. In addition, the determination of various factual matters and circumstances relevant to REIT qualification is not entirely within our control and may affect our ability to qualify as a REIT. Accordingly, we cannot be certain that our organization and operation will enable us to qualify as a REIT for U.S. federal income tax purposes.

We may face other tax liabilities that reduce our cash flows.

Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, capital gains, tax on income from some activities conducted as a result of a foreclosure, and non-U.S., state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% tax. In addition, the IRS may take the position that we are acting in the capacity of a “dealer” in hotel property which could subject us to a 100% tax on any resultant gain on the disposition of hotel properties. We could also, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We are subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the net income earned by our TRS. In addition, our domestic TRS is subject to normal corporate federal, state and local taxation. Any of these taxes would decrease cash available for distributions to stockholders.

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

Liquidation of assets may jeopardize our REIT qualification and subject us to taxes.

To continue to qualify as a REIT, we must comply with requirements regarding our assets, our sources of income and our distributions. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a corporate tax or a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

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

To continue to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To continue to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our gross assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. No more than 5% of the value of our assets (other than government securities and securities that are qualifying real estate assets) can consist of the securities of any one issuer other than a TRS. In addition, not more than 25% of our total assets may be represented by securities (other than those includable in the 75% asset test) or by debt instruments issued by publicly offered REITs that are “nonqualified” debt instruments. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in which such discrepancy arises or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forgo the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to utilize hedges, swaps, and other types of derivatives to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or to manage risk of foreign currency exchange rate fluctuations with respect to any item of qualifying income (each such hedge, a “Currency Hedge”), if clearly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy to maintain our qualification as a REIT. This exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of and in connection with such extinguishment or disposition, we enter into a new properly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests.  As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through one or more domestic TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any TRS generally will not provide any tax benefit, except for being carried forward against future taxable income in such TRS.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, raise additional equity capital, sell a portion of our assets at disadvantageous prices or find another alternative to make distributions to stockholders. These options could increase our costs or reduce the value of our equity.

The ownership of our TRSs (including our TRS lessees) increases our overall tax liability.

Our domestic TRSs are subject to U.S. federal, state and local income tax on their taxable income, which in the case of our TRS lessees, consists of the revenues from the hotels leased by our TRS lessees, net of the operating expenses for such hotels and rent payments to us. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotels in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net cash flow of each TRS lessee is available for distribution to us.

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

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The 100% tax may apply, for example, to the extent that we were found to have charged our TRS lessees rent in excess of an arm’s-length rent. For example, LQH Parent’s predecessor, which was taxed as a REIT for U.S. federal income tax purposes prior to LQH Parent’s initial public offering, is currently undergoing an audit by the IRS in which the IRS has asserted this 100% excise tax on the grounds that the rent paid pursuant to the lease agreement between LQH Parent’s predecessor and its TRS was not arms’ length. See “—Risks Related to Our Business and Industry—Entities in existence prior to the Spin-Off are currently under audit by the Internal Revenue Service and may be required to pay additional taxes for which we would be responsible.” It is our policy to evaluate material intercompany transactions and to attempt to set the terms of such transactions so as to achieve substantially the same result as they believe would have been the case if they were unrelated parties. As a result, we believe that all material transactions between and among us and the entities in which we own a direct or indirect interest have been and will be negotiated and structured with the intention of achieving an arm’s-length result and that the potential application of the 100% excise tax will not have a material effect on us. There can be no assurance, however, that we will be able to comply with the TRS limitation or to avoid application of the 100% excise tax.

If the leases of our hotels to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

To continue to qualify as a REIT, we must annually satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to us by our TRS lessees pursuant to the leases of our hotels constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, financing arrangements, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we will fail to qualify as a REIT.

If LQM or any other future third-party hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” we will fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. An exception is provided, however, for leases of “qualified lodging facilities” (as defined below) to a TRS so long as the hotels are operated by an “eligible independent contractor” and certain other requirements are satisfied. We lease all but one of our hotels to our TRS lessees and we engage third-party hotel managers (including LQM, which manages all of our hotels) that we believe qualify as “eligible independent contractors.” Among other requirements, to qualify as an eligible independent contractor (i) the hotel manager cannot own, actually or constructively, more than 35% of our outstanding shares, and (ii) one or more actual or constructive owners of more than 35% of the hotel manager cannot own 35% or more of our outstanding shares (determined by taking into account only the shares held by persons owning, actually or constructively, more than 5% of our outstanding shares because our shares will be regularly traded on an established securities market and, if the stock of the hotel manager is regularly traded on an established securities market, determined by taking into account only shares held by persons owning, actually or constructively, more than 5% of the publicly traded stock of the hotel manager). The ownership attribution rules that apply for purposes of these 35% thresholds are complex and monitoring actual and constructive ownership of our shares by our hotel managers and their owners may not be practical. Accordingly, there can be no assurance that these ownership levels will not be exceeded, including with respect to LQM.

In addition, for a hotel management company to qualify as an eligible independent contractor, such company or a related person must be actively engaged in the trade or business of operating “qualified lodging facilities” for one or more persons not related to the REIT or its TRSs at each time that such company enters into a hotel management contract with a TRS or its TRS lessee. We believe LQM (or a related person) operated qualified lodging facilities for certain persons who are not related to us or our TRSs as of the consummation of the merger. However, no assurances can be provided that any of our current and future hotel managers will in fact comply with this requirement. Failure to comply with this requirement would require us to find other hotel managers for future contracts, and, if we hired a manager who failed to comply with this requirement without our knowledge, it could jeopardize our status as a REIT.

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

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. In addition, for the rental income we receive on the hotels leased to our TRS lessees and operated by LQM (or another hotel manager) to be qualifying REIT income, LQM (or the other hotel manager) must qualify as an “eligible independent contractor.” For LQM (or another hotel manager) to qualify as an “eligible independent contractor,” (i) LQM (or another hotel manager) cannot own more than 35% of our stock and (ii) there cannot be 35% or more overlapping ownership between our stock and LQH Parent stock (or the other hotel manager’s stock), counting, for this purpose, only persons owning more than 5% of our outstanding stock, provided our stock (or other hotel manager’s stock) is regularly traded on an established securities market. For the purpose of preserving our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter generally prohibits beneficial or constructive ownership by any person (other than certain existing holders and certain transferees) of more than 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 9.8%, in value of our outstanding shares of stock, which we refer to as the “ownership limit.” Our board of directors has granted an exemption from the ownership limit to The Blackstone Group, Inc. and its affiliates (collectively, “Blackstone”). The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock or preferred stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not increase or decrease the ownership limit in the future. Any attempt to own or transfer shares of our common stock or preferred stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

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

Under current law, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not qualified dividends. This does not adversely affect the taxation of REITs; however, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. However, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends.

 We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). In recent years, numerous legislative, judicial and administrative changes have been made to the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a C corporation, without the approval of our stockholders.

Risks Related to Ownership of Our Common Stock

The interests of certain of our stockholders may conflict with ours or yours in the future.

Blackstone beneficially owned approximately 30% of our common stock as of December 31, 2019. Under the stockholders’ agreement we entered into with Blackstone, we agreed to nominate to our board individuals designated by Blackstone, whom we refer to as the “Blackstone Directors,” according to the following scale: (1) if Blackstone continues to beneficially own at least 30% of our common stock, the lowest whole number that is greater than 30% of the total number of directors comprising our board of directors; (2) if Blackstone continues to beneficially own at least 20% (but less than 30%) of our common stock, the lowest whole number that is greater than 20% of the total number of directors comprising our board of directors; and (3) if Blackstone continues to beneficially own at least 5% (but less than 20%) of our common stock, the lowest whole number  that is greater than 10% of the total number of directors comprising our board of directors. For so long as the stockholders’ agreement remains in effect, Blackstone Directors may be removed only with the consent of Blackstone. In the case of a vacancy on our board created by the removal or resignation of a Blackstone Director, the stockholders’ agreement requires us to nominate an individual designated by Blackstone for election to fill the vacancy. Two members of our board of directors are Blackstone employees. Accordingly, for so long as Blackstone retains significant ownership of us, Blackstone will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone may be able to influence whether or not a change of control of our company or a change in the composition of our board of directors occurs and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. In addition, Blackstone may be engaged from time to time in discussions relating to dispositions of its holdings of our common stock, including sale of a significant percentage to a single buyer. If such significant sale were to occur, the buyer could have influence over the management of our company, including through board representation. The cost of registering Blackstone’s beneficially owned common stock is our expense. During 2019, we incurred $1 million in such costs.

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

•
acquire, hold and dispose of shares of our stock or other equity interests, including units of partnership interest in CorePoint Operating Partnership L.P. (“CorePoint OP”) a wholly owned subsidiary of CorePoint Parent, for his, her or its own account or for the account of others, and exercise all of the rights of a stockholder of us or a limited partner of CorePoint OP, to the same extent and in the same manner as if he, she or it were not our director or stockholder; and

•
in his, her or its personal capacity or in his, her or its capacity, as applicable, as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation or disposition of interests in mortgages, real property or persons engaged in the real estate business.

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

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. Our charter also provides that our board of directors may revoke or otherwise terminate our expected REIT election without approval of our stockholders, if it determines that it is no longer in our best interests to continue to qualify, as a REIT. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of our REIT election could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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

The per share trading price and trading volume of our common stock has been and may in the future be volatile.

The per share trading price of our common stock has been and may be volatile. During 2019, the per share trading price of our common stock fluctuated from a low of $7.25 to a high of $14.93. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price. We cannot assure you that the per share trading price of our common stock will not fluctuate or decline significantly in the future. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

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

Moreover, securities markets worldwide are currently experiencing significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs historically have been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of our common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our shares could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock and, in such instances, you may be unable to resell your shares for a profit. Other factors may also influence the price of our stock so long as we are qualified as a REIT.

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

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of the Spin-Off. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the Spin-Off; (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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

Pursuant to a registration rights agreement that we entered into with Blackstone in connection with the Spin-Off, we granted Blackstone an unlimited number of “demand” registrations and customary “piggyback” registration rights. In addition, none of the shares outstanding following the Spin-Off, including those held by Blackstone, are “restricted securities” within the meaning of Rule 144 under the Securities Act, and are freely tradable subject to certain restrictions in the case of shares held by persons deemed to be our affiliates. Accordingly, the market price of our stock could decline if Blackstone exercises its registration rights, sells its shares in the open market or otherwise or is perceived by the market as intending to sell them.

In addition, as of December 31, 2019, we had an aggregate of approximately one million shares of common stock issuable upon vesting or exercise of outstanding awards and an aggregate of six million shares of common stock available for future issuance under our 2018 Omnibus Incentive Plan, subject to adjustments as set forth therein. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2018 Omnibus Incentive Plan. Accordingly, shares registered under such registration statement are generally available for sale in the open market.

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.

We have elected to be taxed as a REIT, effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains. We anticipate making quarterly distributions to our stockholders. We expect that the cash required to fund our dividends will be covered by cash generated by operations. However, our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets or reduce such distributions. If such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions All distributions will be made at the sole discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the stockholder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the stockholder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a stockholder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

The stock ownership limits imposed by the Code for REITs and our charter may restrict stock transfers and/or business combination opportunities, particularly if our management and board of directors do not favor a combination proposal.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity (other than a person or entity who has been granted an exception) may directly or indirectly, beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8%, in value or by number of shares, whichever is more restrictive, of our outstanding common stock, or more than 9.8% in value of our outstanding stock.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, we owned 271 hotels, representing approximately 35,000 rooms. We own our hotels through wholly owned subsidiaries except for one hotel located in New Orleans, Louisiana, which is owned by a joint venture in which we own a controlling interest. Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment.  As of December 31, 2019, we have 16 hotels located on land leased by us pursuant to ground leases with third parties.

Our Hotels
Our hotels, totaled by state, as of December 31, 2019 are as follows:

State	Hotels	Number of Rooms
Texas	58	8,024
Florida	45	5,467
California	21	3,128
Colorado	14	1,770
Arizona	11	1,421
Wisconsin	10	969
North Carolina	9	1,180
Georgia	9	1,099
Louisiana	8	1,135
New Mexico	8	914
Illinois	6	844
Ohio	6	640
Tennessee	5	624
South Carolina	4	575
New York	4	504
Utah	4	467
Nevada	3	509
Washington	3	419
Massachusetts	3	415
Connecticut	3	411
Maryland	3	358
Missouri	3	327
Michigan	3	301
Minnesota	2	420
New Jersey	2	407
Virginia	2	265
Alabama	2	259
Pennsylvania	2	239
Oklahoma	2	236
Indiana	2	223
Nebraska	2	221
Arkansas	2	199
Vermont	2	185
Kentucky	1	129
Rhode Island	1	115
Kansas	1	106
Wyoming	1	105
Iowa	1	102
Mississippi	1	101
Maine	1	100
New Hampshire	1	100
Total	271	35,013

For further information regarding our hotels, see “Item 1. Business—Our Properties.” Our financing strategy includes obtaining financing that is substantially secured by our real estate investments.  For the amount of encumbrances for each of our hotels as of December 31, 2019, see “Part II – Item 8. Schedule III – Real Estate and Accumulated Depreciation” to our consolidated financial statements included in this Annual Report on Form 10-K.

Corporate Headquarters
Our corporate headquarters consist of approximately 13,700 square feet of leased space in Irving, Texas. We believe that our current corporate headquarters are in good condition and are sufficient and suitable for the conduct of our business.
Item 3. Legal Proceedings

We are not currently party to, and none of our properties are currently subject to, any material legal proceedings. From time to time, we are a party to various claims and legal proceedings that arise in the ordinary course of business.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the NYSE under the symbol “CPLG.” As of February 28, 2020, there were approximately 140 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Share Performance Graph

The following chart compares the cumulative total shareholder return for the shares of common stock with the cumulative shareholder return of companies on the S&P 500 Index and FTSE Nareit Equity Lodging/Resorts Index for the period beginning May 31, 2018 (the date our shares of common stock began trading on the NYSE) and ending December 31, 2019, and assumes an investment of $100 has been made in shares of our common stock and in each index on May 31, 2018, with reinvestment of all distributions. The historical information set forth below is not necessarily indicative of future performance.

	Period Ending
Index	5/31/18	6/30/18	9/30/18	12/31/18	3/31/19	6/30/19	9/30/19	12/31/19
CorePoint Lodging Inc.	$100.00	$92.86	$70.68	$45.25	$41.26	$47.32	$39.38	$42.39
S&P 500	$100.00	$100.62	$108.37	$93.72	$106.51	$111.10	$112.98	$123.23
FTSE Nareit Equity Lodging/Resorts	$100.00	$98.07	$99.11	$78.84	$91.31	$88.25	$87.16	$91.17

Dividends

We currently intend to distribute each year substantially all of our taxable income, including capital gains (which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) ), to our stockholders so as to comply with the REIT provisions of the Code.  Our dividend policy remains subject to revision at the discretion of our board of directors.  All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity.  Of the amounts distributed by us in 2019, 100% represented a return of capital. Of the amounts distributed by us in 2018, 50% represented a return of capital and 50% represented ordinary income. These results and our ability to pay distributions will be affected by various factors, including our taxable income, our desire to minimize our income tax liability, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock we purchased for the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 through October 31, 2019	707	$10.02	—	$21,060,769
November 1 through November 30, 2019	4,789	10.08	—	$21,060,769
December 1 through December 31, 2019	115,257	10.49	—	$21,060,769
Total	120,753	$10.47	—
_________

(1)
Reflects shares purchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock under our 2018 Omnibus Incentive Plan. There were no shares purchased under our share repurchase program during the quarter ended December 31, 2019.

(2)	The reported price includes per share commissions paid.

(3)
On March 21, 2019, our board of directors authorized a $50 million share repurchase program. We may purchase shares of common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time.

Recent Sales of Unregistered Securities
During the year ended December 31, 2019, we did not sell any equity securities that were not registered under the Securities Act.

Item 6.    Selected Financial Data
The following data should be read in conjunction with our audited consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below has been derived from our audited consolidated financial statements (in millions, except per share amounts):

	For the Year Ended December 31,
	2019	2018	2017	2016
Selected Consolidated Operations Data:
Total revenues	$812	$862	$836	$871
Management and royalty fees	(80)	(52)	—	—
Impairment loss	(141)	(154)	(1)	(104)
Gain on sales of real estate	32	—	4	5
Operating income (loss)	(172)	(157)	92	47
Income (loss) from continuing operations, net of tax	(212)	(237)	153	3
Loss from discontinued operations, net of tax	—	(25)	(1)	(4)
Net income (loss)	(212)	(262)	152	(1)
Earnings per share:
Diluted earnings (loss) from continuing operations	$(3.71)	$(4.04)	$2.62	$0.04
Diluted loss from discontinued operations	—	(0.43)	(0.02)	(0.06)
Diluted earnings (loss) per share	$(3.71)	$(4.47)	$2.60	$(0.02)

Cash dividends declared to common stockholders	$0.80	$0.467	$—	$—

	As of December 31,
	2019	2018	2017
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$101	$68	$141
Total real estate, net	1,911	2,300	2,458
Total assets	2,109	2,455	2,953
Debt, net	915	1,014	992
Mandatorily redeemable preferred shares	15	15	—
Total liabilities	1,072	1,158	2,125
Total equity	1,037	1,297	828

Effective with the closing of the Spin-Off on May 30, 2018, the results of operations related to the pre-spin hotel franchise and hotel management business are reported as discontinued operations for 2018 and prior periods.  We also entered into certain agreements with our franchisor and manager effective May 30, 2018 that are only included in our results of operations for a portion of 2018.  Historical results are not necessarily indicative of the results expected for any future period.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to help provide an understanding of our business and results of operations and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2019 and 2018. For a discussion and analysis of our financial condition and results of operations for the year ended December 31, 2017, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 22, 2019 which specific discussion is incorporated herein by reference.

Overview
CorePoint is a leading owner in the midscale and upper midscale select service hotel segments, all under the La Quinta brand. Our portfolio, as of December 31, 2019, consisted of 271 hotels representing approximately 35,000 rooms across 41 states in locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly owned. We primarily derive our revenues from our hotel operations.

Wyndham Transition and Integration

In connection with the agreements entered into with subsidiaries of La Quinta Holdings Inc. (“LQH Parent” and, together with its consolidated subsidiaries, “LQH”), our hotels became a part of the management and franchise platforms of Wyndham. This related transition and integration, which is ongoing, includes:

•	transitioning to Wyndham’s distribution network, including Wyndham.com, contact centers and loyalty platform;

•	technology and system integrations for property management, reservation systems and revenue management; and

•	gross margin initiatives related to operating expenses and other service delivery management.
We are in regular communication with Wyndham and are actively monitoring their progress in transitioning and integrating our hotels to their platform, much of which LQM completed during the second quarter of 2019. As part of these platform initiatives, modifications were made to the revenue management software and tools, the call center customer interface technology and the administration of corporate and group bookings. We believe these modifications, and other problems relating to implementation of the transition of our hotels to their platform, contributed to lower occupancy and rental rates and consequently adversely affected our business. In addition, we were not always receiving timely and adequate books of account and other accounting records as required by the management agreements.
As a result, on July 30, 2019 and August 14, 2019, we gave notice to LQM that we believed there were several events of default under the management agreements relating to all of our wholly owned properties. On October 18, 2019, the Company and CorePoint TRS L.L.C. (“CorePoint TRS”), an indirect subsidiary of the Company, on the one hand, and LQM, LQ Franchising and Wyndham Hotel Group, LLC (“Wyndham Hotel” and, collectively with the Company, CorePoint TRS, LQ Franchising and LQM, the “Parties”), on the other hand, entered into a settlement agreement relating to (a) the management, franchising, operation and sales of the Company’s portfolio of hotels pursuant to the (1) Management Agreements between CorePoint TRS and Manager, dated May 30, 2018 (“Management Agreements”), and (2) Franchise Agreements between CorePoint TRS and Franchisor, dated May 30, 2018 (“Franchise Agreements”), and (b) the Tax Matters Agreement, dated as of May 30, 2018, by and between LQH Parent and the Company (the “Tax Matters Agreement”) (the “Wyndham Settlement”).
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

The implementations and deployments are underway and on schedule. As of the date of this filing, we are unable to assess the effectiveness of the tools and systems on our future operations.

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

Wyndham also agreed to pay $20 million to resolve all actual and potential claims between the Parties, including but not limited to our alleged loss of revenue. Wyndham paid $11 million during 2019, with the remainder to be made in cash payments over time and satisfied in full by June 30, 2021. The full $20 million was recorded to income in 2019. As of the date of this filing, Wyndham has made aggregate payments of $13 million.

Pursuant to the Wyndham Settlement, the Parties amended the Franchise Agreements to limit the criteria for LQ Franchising’s approval of asset sales, including the adoption of certain objective criteria with respect to liquidity, net worth and operating experience of the proposed buyer. As discussed in “Part I-Item. 1 Business,” this amendment was a significant factor in the development of our hotel disposition strategy.

In addition, Wyndham made a cash payment to us of $17 million in connection with the Tax Matters Agreement. As the payment related to income tax attributable to the Spin-Off, the transaction was recorded to equity in 2019 and not as a component of our 2019 income.

Pursuant to the Wyndham Settlement, the Company and CorePoint TRS agreed to a release of all claims against LQM, LQ Franchising, Wyndham Hotel or any of their affiliates arising out of or relating to (a) any alleged violation or breach of the Management Agreements, the Franchise Agreements, and specified provisions of the Tax Matters Agreement or any other agreements between the Parties, up to and including the date of the Wyndham Settlement, (b) the transition to the Wyndham platform in the second quarter of 2019 and (c) once the Company has given its final approval of the DBAR Replacement Tool, the development, installation, implementation, or operation of the DBAR Replacement Tool. Wyndham Hotel, LQM and LQ Franchising agreed to a release of all claims against the Company and CorePoint TRS or any of their affiliates arising out of or relating to any violation or breach of the Management Agreements, the Franchise Agreements, and specified provisions of the Tax Matters Agreement or any other agreements between the Parties, up to and including the date of the Wyndham Settlement.
Non-Core Hotel Disposition Strategy

In 2019, after the finalization of the Wyndham Settlement, our strategy has primarily focused on opportunities to dispose of our lower performing hotels, identifying as of December 31, 2019, 166 non-core hotels. These hotels are generally older and have lower RevPAR and higher capital expenditure requirements. We will seek to sell those assets generally over the next two years. There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results.

During 2019, we sold 42 operating hotels, for gross consideration of $173 million and two non-operating hotels for gross consideration of $4 million. Subsequent to December 31, 2019, an additional 17 operating hotels were sold, for gross consideration of $74 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for the disposed hotels, increasing the availability of liquidity for other uses. See “Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry - We face various risk posed by our disposition activities as well as our acquisition, redevelopment, repositioning, renovation and re-branding activities.”

Certain historical information related to the 42 operating hotels sold during 2019 is presented in the table below (amounts in millions, except for RevPAR):

	Amount (1)	Sales Metrics (1)
Revenues (2)	$70.2	2.5x
RevPAR (3)	$37.06	N/A
Hotel Adjusted EBITDAre (4)	$5.4	31.8x
FFO (5)	$0.1	0.1%
Capital expenditures (6)	$4.9	N/A
Gain on sales of real estate	$31.5	N/A
____________________

(1)
Hotel Adjusted EBITDAre and FFO are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for definitions and limitations of these terms. The related “Sales Metrics,” which are common in the lodging industry in evaluating dispositions, as further defined below, are referred to as the revenue multiple, EBITDAre multiple and FFO yield. Amounts presented are the aggregated amounts and for Sales Metrics are based on a weighted average for each category using unrounded dollar amounts.

(2)
Revenues represent the revenues for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition. The Sales Metric referred to as the revenue multiple is calculated as the gross sales price divided by such revenues. Closing costs and other costs due from the sale have averaged approximately 10% of the gross sales price.

(3)	RevPAR represents the weighted average RevPAR for the trailing twelve-month period. Our weighted average Comparable Hotel RevPAR for the year ended December 31, 2019 is $58.75.

(4)
Hotel Adjusted EBITDAre represents Hotel Adjusted EBITDAre for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition. The Sales Metric referred to as the Hotel Adjusted EBITDAre multiple is calculated as gross sales price divided by such calculated Hotel Adjusted EBITDAre.

(5)
FFO represents the FFO for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition. The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the December 31, 2019 interest rate of 4.51%. The FFO amount includes only directly associated hotel expenses and does not include any allocated general and administrative or other corporate expenses. The Sales Metric referred to as FFO yield is calculated as such calculated FFO divided by the gross sales price less the actual debt principal paid down.

(6)	Capital expenditures represent capital expenditures for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition.

Hotel Capital Investment

During 2019, we invested approximately $74 million in capital investments in our hotels. Approximately $10 million related to repositioning expenditures which were a part of our 54-hotel renovation program started in 2016 and completed in 2019. In addition, approximately $20 million related to hurricane restoration costs from recent storms and other casualties. We anticipate an additional $14 million during 2020 for the completion of the hurricane repair work. We expect a substantial portion of these costs to be reimbursed by insurance. Compared to 2018, during 2019, the properties impacted by the renovation program and hurricanes experienced an approximate increase in occupancy of 136 basis points and an approximate increase in RevPAR of 0.4%.    The remaining capital investments during 2019 related to recurring maintenance and upgrade capital expenditures to our hotel properties. These represent approximately 5% of 2019 revenues.

We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures. To the extent we are able to complete the dispositions of other hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis.

We currently anticipate funding these capital investments from cash flows from operating activities, insurance proceeds, hotel sales, proceeds from the Wyndham Settlement and other potential sources.

Segment Reporting

Our hotel investments have similar economic characteristics and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker reviews our financial information on an aggregated basis.  As a result, we have concluded that we have one reportable business segment.

Inflation

We do not believe that inflation had a material effect on our business during the years ended December 31, 2019 and 2018 due to low inflation rates, both nationally and in the primary local markets of our hotels. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates and operating expenses, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

Other factors that may affect our results of operations

Due to the recent outbreak of coronavirus disease 2019 (COVID-19) reported in many countries worldwide, major companies have begun to cancel conferences and travel plans and require employees to work from home. Local and federal governments have issued travel advisories, canceled large scale public events and closed schools. Beginning in late February 2020, we have experienced lost revenue due to slowdowns in transient travel and reservation bookings. Although group travel does not constitute a material part of our overall revenue mix, we have also noted group and conference cancellations. The impact of coronavirus (COVID-19) on our future results could be significant and will largely depend on future developments, which we cannot accurately predict, including new information which may emerge concerning the severity of coronavirus (COVID-19), the success of actions taken to contain or treat coronavirus (COVID-19), and reactions by consumers, companies, governmental entities and capital markets.

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
Factors Affecting our Revenues

Hotel dispositions. As discussed above, we continue to evaluate dispositions of our non-core hotels. As these hotels are sold, our revenues will decrease. We sold 42 operating hotels during the year ended December 31, 2019, and we sold two operating hotels in 2018. These sold hotels generated revenue of $49 million and $72 million, for the years ended December 31, 2019 and 2018, respectively.

Customer demand. Our customer mix includes both leisure travelers and business travelers. Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. Leading indicators of demand include gross domestic product, unemployment rates, wage growth, business spending and the consumer price index. Declines in customer demand due to adverse general economic conditions, reductions in travel patterns, severe weather, lower consumer confidence, outbreaks of pandemic or contagious diseases, and adverse political conditions can lower the revenues and profitability of our hotels. As a result, changes in consumer demand and general business cycles have historically subjected, and could in the future subject, our revenues to significant volatility. See “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”

Supply. New room supply is an important factor that can affect the lodging industry’s performance.  Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth.  The addition of new competitive hotels affects the ability of existing hotels to sustain or grow RevPAR, and thus profits.
Age and amenities. Newly constructed or remodeled hotels generally will drive higher room rates and occupancy than older properties with deferred maintenance.  Similarly, hotels with greater and more current amenities, which are in demand by lodgers, will also be able to achieve higher room rates and occupancy.  The average age of our hotels is approximately 31 years.  We have recently completed a renovation and repositioning program for 54 hotels.  We will continue to evaluate our hotels for other appropriate improvements, where we can upgrade the hotels and increase our competitiveness in the market.
Expenses
Principal Components of Certain Expenses
Rooms. These expenses include hotel operating expenses of housekeeping, reservation systems (per our franchise agreements), room and breakfast supplies and front desk costs.
Other departmental and support. These expenses include expenses that constitute non-room operating expenses, including parking, telecommunications, on-site administrative labor, sales and marketing, loyalty program, recurring repairs and maintenance and utility expenses.
Property tax, insurance and other. These expenses consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and insurance.
Management and royalty fees. Management and royalty fees represent fees paid to third parties and are computed as a percentage of revenues.
Factors Affecting our Costs and Expenses
Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  These expenses can increase based on increases in housekeeping salaries, occupancy levels, as well as on the level of service and amenities that are provided.  Our management and royalty fees are also primarily driven by our level of gross or room revenues.  For the year ended December 31, 2019, management fees represent 5% of total gross revenues and royalty fees represent 5% of our room revenues.  We are also subject to other brand and ancillary fees.  Further, a large portion of our room revenues is commissions-based and depends on our revenue channel distribution mix. On a comparable hotel basis, for the year ended December 31, 2019, online travel agencies represented approximately 34% of our revenue channel mix.
Fixed expenses. Many of the other expenses associated with our hotels are relatively fixed.  These expenses include portions of administrative field staff salaries, rent expense, property taxes, insurance and utilities.  Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, any resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits.  This effect can be especially pronounced during periods of economic contraction or slow economic growth.  The effectiveness of any cost-cutting efforts is limited by the amount of fixed costs inherent in our business.  As a result, we may not be able to successfully offset revenue reductions through cost cutting.  Individuals employed at certain of our hotels are party to collective bargaining agreements with our hotel managers that may also limit the manager’s ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels.  We have taken steps to reduce our fixed costs to levels we believe are appropriate to maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels.
Changes in depreciation and amortization expense. Changes in depreciation expense are due to renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or closure or changes in estimates of the useful lives of our assets.  As we incur additions to our hotels or place new assets into service, we will be required to recognize additional depreciation expense on those assets. Conversely, impairment losses, which are effectively accelerated depreciation, will reduce future depreciation expenses at these hotels.

Age. As hotels age, maintenance expense tends to increase.  These expenses include more frequent and higher costing repairs, higher utility and insurance expenses, increased supplies and higher labor costs.  If these costs result in capitalized improvements, depreciation expense could increase over time as discussed above. Renovations and other hotel improvements can mitigate the maintenance expenses of older properties.
For other factors affecting our costs and expenses, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry.”
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
Comparable Hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year. Comparable Hotels exclude: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that are sold or classified as held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses Comparable Hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, Occupancy, and RevPAR using the same set of Comparable Hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of Comparable Hotels existing at the reporting date versus the results of the same set of hotels in the prior period. Of the 271 hotels in our portfolio as of December 31, 2019, 257 have been classified as Comparable Hotels.
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

EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre
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
“Adjusted EBITDAre.”  Adjusted EBITDAre is calculated as EBITDAre adjusted for certain items, such as restructuring and separation transaction expenses, acquisition transaction expenses, stock-based compensation expense, severance expense, and other items not indicative of ongoing operating performance.
“Hotel Adjusted EBITDAre.” measures property-level results at our hotels before corporate-level expenses and is a key measure of a hotel’s profitability. We present Hotel Adjusted EBITDAre to assist us and our investors in evaluating the ongoing operating performance of our properties.
We believe that EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre provide useful information to investors about our financial condition and results of operations for the following reasons: (i) EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre are among the measures used by our management to evaluate its operating performance and make day-to-day operating decisions; and (ii) EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre are frequently used by securities analysts, investors, lenders and other interested parties as a common performance measure to compare results or estimate valuations across companies in and apart from our industry sector.
EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel Adjusted EBITDAre have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Some of these limitations are that these measures:

•	do not reflect changes in, or cash requirements for, our working capital needs;

•	do not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on its indebtedness;

•	do not reflect our tax expense or the cash requirements to pay its taxes;

•	do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre do not include gains or losses on the disposition of properties which may be material to our operating performance and cash flow;

•
Adjusted EBITDAre and Hotel Adjusted EBITDAre do not reflect the impact on earnings or changes resulting from matters that we consider not to be indicative of our future operations, including but not limited to impairment, acquisition and disposition activities and restructuring expenses;

•
although depreciation, amortization and impairment are non-cash charges, the assets being depreciated, amortized or impaired will often have to be replaced, upgraded or repositioned in the future, and EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel Adjusted EBITDAre do not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel Adjusted EBITDAre differently, limiting their usefulness as comparative measures.
Because of these limitations, EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre should not be considered as a replacement to net income presented in accordance with GAAP, discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

The following is a reconciliation of our net loss to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre for the years ended December 31, 2019, and 2018 (in millions):

	For the Year Ended December 31,
	2019	2018
Net loss	$(212)	$(262)
Interest expense	69	64
Income tax expense	4	21
Depreciation and amortization	181	156
Loss from discontinued operations	—	25
EBITDA	42	4
Impairment loss	141	154
Gain on sales of real estate	(32)	—
Gain on casualty and other	(2)	(4)
EBITDAre	149	154
Equity-based compensation expense	9	7
Severance expense, including related equity-based compensation expense	7	—
Spin-Off and reorganization expenses	4	44
Loss on extinguishment of debt	—	10
Wyndham Settlement, net	(19)	—
Other, net	(4)	(8)
Adjusted EBITDAre	146	207
Corporate general and administrative expenses	20	34
Hotel Adjusted EBITDAre	$166	$241

Additional Information:

•
During the year ended December 31, 2019 we recorded $20 million in other income as part of the Wyndham Settlement to offset declines incurred due to the disruptions related to changes in revenue management and other booking tools and processes by our manager in 2019. We have collected $11 million of this amount as of December 31, 2019. The Wyndham Settlement amount shown above is net of associated legal costs.

•	We also collected $17 million as part of the Wyndham Settlement related to final settlement of income tax matters, which was adjusted to retained earnings and is not reflected above.

•
Other, net for the years ended December 31, 2019 and 2018 includes adjustments to exclude business interruption insurance proceeds collected of $11 million and $12 million, respectively. These proceeds are offset by $7 million and $4 million, respectively, for other expenses that are not representative of our current or future operating performance.

•	Corporate general and administrative expenses includes the additional corporate-level expenses not already adjusted in calculating Adjusted EBITDAre.

•
Significant drivers for the decline in Hotel Adjusted EBITDAre from 2018 to 2019 are increases in management and royalty fees and the effects of hotel sales. Effective with the Spin-Off closing in May 2018, we began incurring management and royalty fees. Accordingly, our results in 2019 include a full year of management and royalty fees, while 2018 results only include expenses for a partial year. Our hotel sales also resulted in a decrease in Hotel Adjusted EBITDAre.

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

Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders have limitations as analytical tools and should not be considered either in isolation or as a substitute for net income (loss), cash flow or other methods of analyzing our results as reported under GAAP. Nareit FFO is not an indication of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to fund dividends. Nareit FFO is also not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining Nareit FFO. Investors are cautioned that we may not recover any impairment charges in the future. Accordingly, Nareit FFO should be reviewed in connection with GAAP measurements. We believe our presentation of Nareit FFO is in accordance with the Nareit definition; however, our Nareit FFO may not be comparable to amounts calculated by other REITs.
The following table provides a reconciliation of net loss attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders for the years ended December 31, 2019, and 2018 (in millions):

	For the Year Ended December 31,
	2019	2018
Net loss	$(212)	$(262)
Depreciation and amortization	181	156
Loss from discontinued operations	—	25
Impairment loss	141	154
Gain on sales of real estate	(32)	—
Gain on casualty and other	(2)	(4)
Nareit defined FFO attributable to stockholders	76	69
Equity-based compensation expense	9	7
Noncash income tax expense (benefit), net	(1)	19
Amortization expense of deferred financing costs	15	11
Severance expense, including related equity-based compensation expense	7	—
Spin-Off and reorganization expenses	4	44
Loss on extinguishment of debt	—	10
Wyndham Settlement, net	(19)	—
Other, net	(4)	(8)
Income tax effect of adjustments	4	—
Adjusted FFO attributable to stockholders	$91	$152

Weighted average number of shares outstanding, diluted	58.1	59.2
Additional Information:

•
During the year ended December 31, 2019, we recorded $20 million in other income as part of the Wyndham Settlement to offset declines incurred due to the disruptions related to changes in revenue management and other booking tools and processes by our manager in 2019. We have collected $11 million of this amount, as of December 31, 2019. The Wyndham Settlement amount shown above is net of associated legal costs.

•	We also collected $17 million as part of the Wyndham Settlement related to final settlement of income tax matters, which was adjusted to retained earnings and is not reflected above.

•
Other, net for the years ended December 31, 2019 and 2018 includes adjustments to exclude business interruption insurance proceeds collected of $11 million and $12 million, respectively. These proceeds are offset by $7 million and $4 million, respectively, for other expenses that are not representative of our current or future operating performance.

•	The income tax effect of adjustments is primarily related to the Wyndham Settlement deduction.

•
Weighted average number of shares outstanding, diluted presented above may differ from weighted average number of shares outstanding, diluted presented for GAAP purposes when there is a net loss and all potentially dilutive securities are anti-dilutive.

•
Significant drivers for the decline in Adjusted FFO attributable to stockholders from 2018 to 2019 are increases in management and royalty fees and the effects of hotel sales. Effective with the Spin-Off closing in May 2018, we began incurring management and royalty fees. Accordingly, our results in 2019 include a full year of management and royalty fees, while 2018 results only include expenses for a partial year. Our hotel sales also resulted in a decrease in Adjusted FFO attributable to stockholders.

Operational Overview

The following discussion provides an overview of our operations and transactions for the year ended December 31, 2019 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Annual Report on Form 10-K.

For the year ended December 31, 2019, we reported a net loss from continuing operations, net of tax of $212 million, as compared to a net loss from continuing operations, net of tax of $237 million for the year ended December 31, 2018, an improvement of $25 million. Revenue declined $50 million in 2019 as compared to 2018. Revenue at our Comparable Hotels decreased $35 million, primarily as a result of modifications made to the revenue property management systems by our hotel manager beginning in the second quarter of 2019 and revenue from our non-comparable hotels decreased $15 million, primarily related to the 2019 sale of 44 hotels. These revenue declines were offset by $20 million of other income recognized in connection with the Wyndham Settlement and a gain on hotel sales of $32 million. Corporate general and administrative expenses decreased $44 million due primarily to expenses incurred in 2018 in connection with our Spin-Off. Those improvements were partially offset by an increase in our management and royalty fees of $28 million primarily because our 2018 fees were only for a partial year subsequent to the Spin-Off. Our decision to initiate a disposition strategy resulted in a decrease in our estimated holding periods for our non-core hotels, resulting in impairment charges and increased depreciation expenses in 2019 of approximately $12 million over 2018 combined amounts.

As we execute our disposition strategy, we expect to have further declines derived from our Comparable Hotel operations with a greater proportion of our operations related to non-comparable hotels. As of December 31, 2019, we have 166 hotels identified as non-core with the intent to dispose of these hotels generally over the next two years. Subsequent to December 31, 2019, 17 of these non-core hotels were sold and over 40 additional hotels are under contract to sell. Our ability to close these sale contracts, as well as the dispositions of the other non-core hotels, could be affected by the uncertainties related to the COVID-19 outbreak.

The following table provides additional information about Comparable Hotels and non-comparable hotels for the year ended December 31, 2019 (in millions):

	Comparable Hotels	Non-comparable hotels (1)	Total
Total Revenues	$723	$89	$812
Property-level expenses	(565)	(81)	(646)
Hotel Adjusted EBITDAre	$158	$8	$166
_____________

(1)
Non-comparable hotels includes sold hotels and hotels that were not operational due to substantial property damage or other business interruption due to hurricane, fire or other natural disasters. Of the 271 hotels in our portfolio as of December 31, 2019, 257 have been classified as Comparable Hotels. We sold 42 operating hotels and two non-operating hotels during in 2019. As of December 31, 2019, 14 of our hotels were classified as non-operational.

Year ended December 31, 2019 as compared to year ended December 31, 2018

Revenues
Room revenues for the year ended December 31, 2019 were $795 million as compared to $845 million for the year ended December 31, 2018, a decrease of $50 million or 5.9%. The decrease was primarily driven by lower RevPAR at our Comparable Hotels of 4.5% for the year ended December 31, 2019 as compared to the prior year period. The decrease in RevPAR was driven by a decrease in occupancy of 110bps and a decrease in ADR of 2.9%, primarily attributable to the modifications made by LQM to the revenue property management systems for our hotels as described above. As a part of the Wyndham Settlement, Wyndham agreed to pay us $20 million, which is recognized in other income, net. Also contributing to the decline were revenues related to our properties in oil markets, primarily in West Texas. RevPAR in our oil markets was down 31%, due to a decrease in ADR of 25% and a decrease in occupancy of 500bps.
Excluding the hotels impacted by the hurricanes and those undergoing significant renovation as part of the repositioning effort, comparable RevPAR decreased approximately 7.4% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Hotel properties concentrated in the oil markets (primarily West Texas) experienced the largest RevPAR declines. Excluding oil market hotels and the repositioned and storm impacted hotels, comparable RevPAR over the comparable prior period decreased approximately 5.4%.
During the year ended December 31, 2019, we sold 42 operating hotels classified as investments in real estate which produced approximately $49 million in revenue during that period, as compared to $72 million in the year ended December 31, 2018.
The following table summarizes our key operating statistics for our Comparable Hotels for the year ended December 31, 2019 and 2018:

	As of and for the Year Ended December 31,
	2019	2018
Occupancy	65.9%	67.0%
ADR	$89.09	$91.74
RevPAR	$58.75	$61.51
Operating expenses
Rooms expense was $383 million for the year ended December 31, 2019 as compared to $385 million for the year ended December 31, 2018, a decrease of $2 million. The decrease was primarily as a result of fewer operating hotels in the hotel portfolio in 2019 as compared to 2018, partially offset by an increase in supply expense of $10 million and increased third-party travel agency reservation service expenses of approximately $3 million due to increased volume driven through third-party online travel agencies.
Management and royalty fees were $80 million for the year ended December 31, 2019 as compared to $52 million for the year ended December 31, 2018, an increase of $28 million. We did not incur any management and royalty fees prior to the Spin-Off in 2018. Our management fees are computed as 5% of total gross revenues and royalty fees are computed as 5% of total gross rooms revenues.

Corporate general and administrative expenses were $41 million for the year ended December 31, 2019 as compared to $85 million for the year ended December 31, 2018, a decrease of $44 million. The decrease was primarily the result of costs in 2018 associated with the Spin-Off and the separation of our real estate business from our franchise and management business. In addition, one-time expenses were incurred in 2018 to establish CorePoint as an independent, publicly traded company that were not incurred in 2019.
Depreciation and amortization expenses were $181 million for the year ended December 31, 2019 as compared to $156 million for the year ended December 31, 2018, an increase of $25 million. The increase was primarily the result of capital expenditures for 2019 and 2018 of $74 million and $167 million respectively, related to our investments in real estate, primarily in connection with our renovation program and restoration costs related to hurricane damage, which had a partial year or full year offset on 2019 depreciation and amortization expenses. The effects were partially offset by 2019 hotel sales and 2018 impairment cost basis adjustments, which combined reduced our gross operating real estate by $312 million. The 2019 impairment charge and hotel sales will reduce future depreciation and amortization expenses.
Impairment loss was $141 million for the year ended December 31, 2019 as compared to $154 million for the year ended December 31, 2018, a decrease of $13 million. In each year the impairment losses were primarily due to changes in management’s expected holding period.
Gain on sales of real estate was $32 million for the year ended December 31, 2019 as a result of the sale of 44 hotels (42 operating and two non-operating). We had no gain on sales of real estate for the year ended December 31, 2018.

Similar to revenues, as the full period effects of previously sold hotels are realized, as well as the effect of future hotel sales, we anticipate further decreases in most operating expenses.

Other Income (Expenses)

Other income, net was $33 million for the year ended December 31, 2019 as compared to $15 million for the year ended December 31, 2018, an increase of $18 million primarily due to the $20 million of other income recognized in connection with the Wyndham Settlement. The $20 million benefit from the Wyndham Settlement was related to changes in the revenue management and other booking tools and processes that occurred during 2019 and was to offset the declines incurred. As we do not expect implementation of the new tools and systems until later in 2020, at the earliest, we expect to incur further net declines in our operating results until the new tools and systems are restored and are operationally effective.

We did not incur significant expenses related to early debt repayments during 2019. Loss on extinguishment of debt totaled $10 million for the year ended December 31, 2018 and was attributable to the early repayment of LQH’s Term Facility.

Cash Flow Analysis

Year ended December 31, 2019 as compared to year ended December 31, 2018
Operating activities
Net cash provided by operating activities was $116 million for the year ended December 31, 2019, as compared to $111 million for the year ended December 31, 2018. The $5 million increase was primarily attributable to the $11 million of cash collected from the Wyndham Settlement, offset primarily by $7 million in decreased cash inflows from working capital assets and liabilities in 2019 as compared to 2018.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2019 was $103 million, as compared to $156 million net cash used in investing activities for the year ended December 31, 2018. The $259 million increase was primarily attributable to an increase of $155 million of proceeds from the sale of real estate and a $93 million decrease in capital expenditures due to decreased expenditures related to repositioning and casualty replacements. As these projects and other hotel sales are completed, we expect our future total capital expenditures to further decrease.

Financing activities

Net cash used in financing activities for the year ended December 31, 2019 was $186 million as compared to $28 million for the year ended December 31, 2018. The $158 million increase was primarily due to $114 million of debt repayments in 2019 primarily related to use of real estate sale proceeds used to partially retire our debt, as compared to $15 million in proceeds from issuance of mandatorily redeemable preferred shares, net of debt repayments and debt issuance costs, primarily related to the CMBS and Revolving Facilities we entered into in 2018. To the extent we continue disposing of real estate assets as a part of our property disposition strategy, we expect debt repayments to be a significant use of cash flow in financing activities. In addition, we had an increase in common stock dividends of $30 million and an increase of $25 million related to the purchase of our common stock, primarily due to the share repurchase program which we began in 2019. These increases in cash used in financing activities were partially offset by $23 million incurred in 2018 related to the Spin-Off.

For the year ended December 31, 2019, we acquired 2.6 million shares of common stock at a total cost of $29 million, a weighted average cost of $11.34 per share under the share repurchase program. The repurchased shares represent approximately 5% of our outstanding shares as of December 31, 2019. The share purchases were primarily funded from cash on hand and cash flow from operating activities.

Liquidity and Capital Resources
Overview
As of December 31, 2019, we had total cash and cash equivalents of $101 million and $100 million, respectively, available to be drawn under our Revolving Facility. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate caps, capital expenditures for renovations and maintenance at our hotels, quarterly dividend payments and other purchase commitments.

We finance our short-term business activities primarily with existing cash and cash generated from our operations. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments for the foreseeable future. From time to time, we may also draw on our Revolving Facility, in part or in full, to bridge our liquidity requirements or as a precautionary measure to preserve financial flexibility in light of uncertainty in the global markets or otherwise. On March 12, 2020, we provided notice to the lenders to borrow substantially all of our current availability under the Revolving Facility. See”Part II- Item 9B. Other Information.” The objectives of our short-term cash management policy are to maintain the availability of liquidity and meet our recurring operational costs.
We believe our long-term financings, plus our potential access to other debt and equity capital as a publicly traded REIT, will allow us to fund our long-term strategic initiatives. We are currently evaluating plans to extend or refinance the CMBS Facility and Revolving Facility, each of which matures in 2020, with extension options exercisable at our election, provided there is no event of default existing. As we execute our disposition strategy, we intend to utilize a significant portion of the net sales proceeds to retire our debt. During 2019, we reduced our outstanding debt by $114 million.
Also, as market conditions warrant and subject to liquidity requirements, contractual restrictions and other factors, we, our affiliates, and/or our major stockholders and their respective affiliates, may from time to time purchase our outstanding equity securities and/or debt through open market purchases, privately negotiated transactions or otherwise. In March 2019, our board of directors authorized a $50 million share repurchase program. During 2019, we acquired approximately 2.6 million shares of common stock at a total cost of $29 million, a weighted average cost of $11.34 per share.
Hotel Sales

In the execution of our disposition strategy as discussed above, during 2019, we sold 42 operating hotels for gross consideration of $173 million and two non-operating hotel for gross consideration of $4 million. Subsequent to December 31, 2019, an additional 17 operating hotels were sold for gross consideration of $74 million. The net sales proceeds were primarily used to pay down our CMBS Facility by $114 million during 2019, with an additional $41 million paid down subsequent to December 31, 2019, and the remainder available for other uses. These properties produced approximately $5 million of annualized levels of Hotel Adjusted EBITDAre; however, these disposed hotels also incurred approximately $5 million of capital expenditures during the prior twelve months. In addition, the annual interest savings from the partial debt repayments, based on interest rates as of December 31, 2019, is estimated at $5 million. Accordingly, we believe the dispositions will be accretive to our overall future net cash flows.

As of December 31, 2019, we have identified 166 non-core hotels. These hotels, similar to the disposed hotels in 2019, are older, have lower RevPAR and higher capital expenditures. We will seek to sell those assets generally over the next two years.

The provisions of our CMBS Facility require that a portion of, and in certain instances all, net proceeds from a secured hotel sale be applied to the outstanding principal balance. However, as the principal balance is reduced and other financial metric factors change over time, our required debt repayments may reduce. Accordingly, once these required repayment requirements are reduced, we plan to continue to use a substantial portion of the proceeds from these sales to repay our outstanding debt to reduce our overall net debt (total debt less cash and cash equivalents) to Adjusted EBITDAre leverage ratio to less than 5.0x.

We believe the completion of our disposition strategy will reposition our hotel portfolio to be more focused on our key markets with younger hotels, higher RevPAR and less capital requirements. However, as we dispose of the non-core hotels we would expect to report decreased revenue and Hotel Adjusted EBITDAre. For the year ended December 31, 2019, these 166 non-core hotels contributed revenue and Hotel Adjusted EBITDAre of $354 million and $58 million, respectively.

Capital Expenditures

Our capital expenditures are generally paid using cash on hand and cash flows from operations, although other sources discussed herein may also be used.    During the year ended December 31, 2019, we invested approximately $74 million in capital expenditures. Approximately $30 million of these expenditures related to our repositioning and casualty replacements and the remainder primarily related to recurring hotel operations. Capital expenditures related to the 42 hotels classified as investments in real estate that were sold during the twelve months ended December 31, 2019, were $5 million. During the year ended December 31, 2018, we invested $167 million in capital expenditures (inclusive of discontinued operations). As we execute our disposition strategy, we expect to benefit from lower capital expenditures due to fewer hotels with less capital expenditure requirements on the remaining core portfolio.

As of December 31, 2019, we had outstanding commitments under capital expenditure contracts of $29 million primarily related to certain hotel improvement projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.
In addition, our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance. However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of December 31, 2019, no such notices have been received; however, approximately 62% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program. As of December 31, 2019, $15 million was held in lender escrows that can be used to finance these requirements.
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

Long-term Liquidity

As of December 31, 2019, we had total cash and cash equivalents of $101 million and $100 million, respectively, available to be drawn under our Revolving Facility. Availability is subject to meeting certain financial thresholds, including debt yield, leverage ratio, and minimum interest coverage, which have been adversely affected by our decline in operations and only partially offset by pay downs in our debt from hotel sales.

A major source of long-term liquidity will be the monetization of our non-core hotels generally over the next two years. As of December 31, 2019, we identified 166 non-core hotels with a net real estate carrying value of $861 million. We believe we will be able to realize net proceeds at or in excess of our carrying value. We intend to use a substantial portion of these net proceeds to reduce our outstanding debt principal balances. Excess proceeds, if any, may be used to re-invest in our core hotels, acquire new hotels or other corporate uses. There is no assurance that we will be able to achieve this or any level of proceeds from the sale of our hotels.

Our CMBS and Revolving Facilities mature in 2020. As of December 31, 2019, the outstanding principal related to these debt obligations is $921 million. The CMBS Facility provides for, at our option, five one-year extension options, and the Revolving Facility provides for a one-year extension option, provided there is no event of default existing as of the commencement of the applicable extension period. We anticipate exercising the extension options or refinancing the related debt prior to the maturities of these facilities. There is no assurance that at those times we will be able to obtain financings at comparable interest rates or leverage levels or at all. As of December 31, 2019, our gross debt (total debt before deduction for deferred financing costs) to total assets ratio was 44% and net debt to Adjusted EBITDAre was 5.6x.

Our CMBS and Revolving Facilities use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform expected in 2021. As a result, we expect that LIBOR will no longer be provided after 2021. In addition, LIBOR may perform differently during the transition period to new benchmark rates than it has in the past. If LIBOR is no longer widely available, our CMBS and Revolving Facilities provide for alternate interest rate calculations. There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the CMBS and Revolving Facilities or their refinanced debt.
Further, if we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to reduce capital expenditures or refinance all or a portion of our existing debt. Our ability to refinance or extend the maturities of our existing debt, to make scheduled principal payments and to pay interest on our debt depends on the future performance of our operations, which is further subject to general conditions in or affecting the lodging industry that are beyond our control.
Dividends
Dividends are authorized at the discretion of our board of directors based on an analysis of our prior performance, market distribution rates of our industry peer group, our desire to minimize our income tax liability, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT.
To date, capital gains have not been a significant factor in our taxable income. However, as we execute our disposition strategy, we may recognize increased capital gains, which may result in additional regular or special distributions. Such distributions are not required in order to maintain REIT status and are at the discretion of our board of directors.

During 2019, our board of directors authorized and we have declared a cash dividend of $0.20 per share of common stock with respect to each quarter, all of which was classified as a return of capital for tax purposes. None of the dividends were classified as ordinary income or capital gains taxable income in 2019. There is no assurance that future distributions will be similarly classified. The dividends have generally been paid on or about the 15th day of the month following each quarter end.
We paid cash common stock dividends for the year ended December 31, 2019 of $46 million. Cash flow provided by operating activities for the year ended December 31, 2019 was $116 million. Further, our Nareit FFO attributable to common stockholders for the year ended December 31, 2019 was $76 million. Accordingly, we believe our cash flow from operating activities and Nareit FFO attributable to common stockholders are in excess of our dividends. However, as these measurements are before capital expenditures, we may require additional liquidity sources as discussed above, which may include proceeds from sales of real estate assets. In addition, as dividends are at the sole discretion of our board of directors, there is no assurance of the amount of any future dividends, if any.  (See “Non-GAAP Financial Measures” above for additional information regarding our calculation of Nareit FFO attributable to common stockholders and a reconciliation to net loss).

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
Contractual obligations
The following table summarizes our significant contractual obligations for the next five years and thereafter, as of December 31, 2019 (in millions):

	Total	2020	2021	2022	2023	2024	Thereafter
Debt obligations (1)	$921	$921	$—	$—	$—	$—	$—
Estimated interest payments on debt outstanding (2)	18	18	—	—	—	—	—
Operating and ground leases	75	3	3	3	3	3	60
Mandatorily redeemable preferred shares	15	—	—	—	—	—	15
Mandatorily redeemable preferred share dividends	17	2	2	2	2	2	7
Purchase commitments (3)	29	29	—	—	—	—	—
Total contractual obligations (4)	$1,075	$973	$5	$5	$5	$5	$82
____________________

(1)
Debt obligations exclude the deduction of debt issuance costs of $6 million and are included in the table based on contractual maturities, before extension options. We intend to extend the maturity date or refinance the obligations prior to the maturity date.

(2)
Includes interest on debt outstanding as of December 31, 2019, all of which is floating rate debt. For presentation purposes, amounts included in the table are interest rates effective at December 31, 2019, which is 4.51% for the CMBS Facility, our only outstanding debt. Interest payments are presented in the table consistent with note (1) above, which includes interest payments through the contractual maturity date, with no extension of the maturity assumed.

(3)	Purchase commitments include outstanding commitments under contracts for capital expenditures at our hotels and for information technology enhancements.

(4)
These amounts do not include capital expenditures which our franchisor may require to meet brand standards. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. As of December 31, 2019, no such notices have been received. The franchisor would be eligible to provide notices for approximately $70 million in both 2020 and 2021 and approximately an additional $70 million thereafter to 2028. We generally have two to eleven years from the notice to meet the capital expenditure requirements, which may be offset to various degrees by prior year capital expenditures. Accordingly, actual amounts and the timing of such amounts may differ from those described. We expect to generally meet these requirements from our ordinary capital expenditure programs, funded from cash flow from operating activities or the other sources described herein.

Off-balance sheet arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting policies and estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. We believe that of our significant accounting policies, which are described in Note 2 “Significant Accounting Policies and Recently Issued Accounting Standards” in the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies are critical because they involve a higher degree of judgment, and the estimates required to be made were based on assumptions that are inherently uncertain. As a result, these accounting policies could materially affect our financial position, results of operations and related disclosures. On an ongoing basis, we evaluate these estimates and judgments based on historical experiences and various other factors that are believed to reflect the current circumstances. While we believe our estimates, assumptions and judgments are reasonable, they are based on information presently available. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on financial position or results of operations.

Impairment of Real Estate Related Assets

For our investments in real estate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes are present, we make an assessment of the property’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  Any such impairment is treated for accounting purposes similar to an asset acquisition at the estimated fair value, which includes establishing a new cost basis and the elimination of the asset’s accumulated depreciation and amortization.

In evaluating our investments for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods decrease, we may incur future impairment losses.

 Income Taxes

We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our consolidated financial statements for the years ended December 31, 2019 or 2018 related to our REIT operations; however, CorePoint TRS, our wholly owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes, and we may be subject to state and local taxes. We were subject to U.S. federal, state and local taxes prior to the Spin-Off and our REIT election.
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
In determining our tax expense for financial statement reporting purposes, we must evaluate our compliance with the Code, including the transfer pricing determinations used in establishing rental payments between the REIT and CorePoint TRS. Accounting for income taxes requires, among others, interpretation of the Code, estimated tax effects of transactions, and evaluation of probabilities of sustaining tax positions, including realization of tax benefits. We recognize tax positions only after determining that the relevant tax authority would more likely than not sustain the position following the audit.  The final resolution of those assessments may subject us to additional taxes. In addition, we may incur expenses defending our positions during IRS tax examinations, even if we are able to eventually sustain our position with the tax authorities.
We are subject to or are contractually responsible for audits by federal and state tax authorities related to prior periods, which may result in additional tax liabilities. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of December 31, 2019, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

New Accounting Pronouncements

See Note 2 “Significant Accounting Policies and Recently Issued Accounting Standards” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk primarily from changes in interest rates, which may impact our future income, cash flows and fair value. In certain situations, we may seek to reduce cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. We continue to have exposure to such risks to the extent they are not hedged. We enter into derivative financial arrangements to the extent they meet the objective described above or are required by the terms of our debt facilities. We do not use derivatives for trading or speculative purposes.

We are exposed to interest rate changes primarily as a result of our variable rate on our outstanding debt. We quantify our exposure to interest rate risk based on how changes in interest rates affect our cash interest expense. We consider changes in the one-month LIBOR to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the one-month LIBOR to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect of an increase in the one-month LIBOR to our cash interest expense as of December 31, 2019 (amounts in millions, where positive amounts reflect a decrease in cash interest expense and bracketed amounts reflect an increase in cash interest expense):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
CMBS Facility	$(18)	$(13)	$(9)	$(5)
Interest rate cap	5	—	—	—
Total	$(13)	$(13)	$(9)	$(5)

The CMBS Facility and interest rate cap contractually mature during 2020. We are currently evaluating an extension of the CMBS Facility or a refinancing. If we elect to extend the CMBS Facility maturity, we are required to enter into another interest rate cap with similar terms.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CorePoint Lodging Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CorePoint Lodging Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for Leases in 2019 due to adoption of FASB ASC 842, Leases.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
March 12, 2020

We have served as the Company’s auditor since 2006.

CorePoint Lodging Inc.
Consolidated Balance Sheets
As of December 31, 2019 and 2018
(in millions, except share data)

	2019	2018
Assets:
Real estate:
Land	$604	$694
Buildings and improvements	2,162	2,562
Furniture, fixtures, and other equipment	347	387
Gross operating real estate	3,113	3,643
Less accumulated depreciation	(1,216)	(1,386)
Net operating real estate	1,897	2,257
Construction in progress	14	43
Total real estate, net	1,911	2,300

Right of use assets	21	—
Cash and cash equivalents	101	68
Accounts receivable, net	33	33
Other assets	43	54
Total Assets	$2,109	$2,455

Liabilities and Equity:
Liabilities:
Debt, net	$915	$1,014
Mandatorily redeemable preferred shares	15	15
Accounts payable and accrued expenses	82	99
Dividends payable	11	12
Other liabilities	43	11
Deferred tax liabilities	6	7
Total Liabilities	1,072	1,158
Commitments and contingencies
Equity:
Common Stock, $0.01 par value; 1.0 billion shares authorized; and 57.2 million and 59.5 million shares issued and outstanding as of December 31, 2019 and 2018, respectively	1	1
Additional paid-in-capital	954	974
Retained earnings	80	319
Noncontrolling interest	2	3
Total Equity	1,037	1,297
Total Liabilities and Equity	$2,109	$2,455

See Notes to Consolidated Financial Statements.

CorePoint Lodging Inc.
Consolidated Statements of Operations
For the years ended December 31, 2019, 2018 and 2017
(in millions, except per share data)

	2019	2018	2017
Revenues:
Rooms	$795	$845	$820
Other	17	17	16
Total Revenues	812	862	836
Operating Expenses:
Rooms	383	385	353
Other departmental and support	119	122	120
Property tax, insurance and other	73	69	56
Management and royalty fees	80	52	—
Corporate general and administrative	41	85	76
Depreciation and amortization	181	156	140
Impairment loss	141	154	1
(Gain) loss on casualty and other	(2)	(4)	2
Gain on sales of real estate	(32)	—	(4)
Total Operating Expenses	984	1,019	744
Operating Income (loss)	(172)	(157)	92
Other Income (Expenses):
Interest expense	(69)	(64)	(49)
Other income, net	33	15	1
Loss on extinguishment of debt	—	(10)	—
Total Other Expenses, net	(36)	(59)	(48)
Income (loss) from Continuing Operations before income taxes	(208)	(216)	44
Income tax benefit (expense)	(4)	(21)	109
Income (loss) from Continuing Operations, net of tax	(212)	(237)	153
Loss from discontinued operations, net of tax	—	(25)	(1)
Net Income (loss)	$(212)	$(262)	$152

Weighted average common shares outstanding - basic	57.1	58.4	58.0
Weighted average common shares outstanding - diluted	57.1	58.4	58.3

Earnings (loss) per share:
Basic from continuing operations	$(3.71)	$(4.04)	$2.63
Basic from discontinued operations	—	(0.43)	(0.01)
Basic earnings (loss) per share	$(3.71)	$(4.47)	$2.62

Diluted from continuing operations	$(3.71)	$(4.04)	$2.62
Diluted from discontinued operations	—	(0.43)	(0.02)
Diluted earnings (loss) per share	$(3.71)	$(4.47)	$2.60

See Notes to Consolidated Financial Statements.

CorePoint Lodging Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2019, 2018, and 2017
(in millions)

	2019	2018	2017
Net income (loss)	$(212)	$(262)	$152
Cash flow hedge adjustment, net of tax	—	4	5
Termination of cash flow hedge	—	(3)	—
Comprehensive net income (loss)	$(212)	$(261)	$157

See Notes to Consolidated Financial Statements.

CorePoint Lodging Inc.
Consolidated Statements of Equity
For the years ended December 31, 2019, 2018 and 2017
(in millions, except per share data)

	Common Stock		Treasury Stock	Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of January 1, 2017	58.4	$1	$(210)	$1,166	$(296)	$(6)	$3	$658
Net income	—	—	—	—	152	—	—	152
Equity-based compensation	0.4	—	—	15	—	—	—	15
Repurchase of common stock	(0.1)	—	(2)	—	—	—	—	(2)
Cash flow hedge adjustment	—	—	—	—	—	5	—	5
Balance as of December 31, 2017	58.7	1	(212)	1,181	(144)	(1)	3	828
Net loss	—	—	—	—	(262)	—	—	(262)
Dividends on common stock ($0.467 per share) (post Spin-Off)	—	—	—	—	(27)	—	—	(27)
Equity-based compensation	1.1	—	—	11	—	—	—	11
Purchase of common stock (pre Spin-Off)	(0.1)	—	(2)	—	—	—	—	(2)
Retirement of treasury stock	—	—	214	(214)	—	—	—	—
Cash flow hedge adjustment, net of tax	—	—	—	—	—	4	—	4
Gain on termination of cash flow hedge	—	—	—	—	—	(3)	—	(3)
Purchase of common stock (post Spin-Off)	(0.2)	—	—	(4)	—	—	—	(4)
Reorganization and separation from La Quinta Holdings Inc.	—	—	—	—	752	—	—	752
Balance as of December 31, 2018	59.5	1	—	974	319	—	3	1,297
Cumulative effect of a change in accounting principle	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	(212)	—	—	(212)
Dividends on common stock ($0.80 per share)	—	—	—	—	(46)	—	—	(46)
Equity-based compensation	0.4	—	—	11	—	—	—	11
Purchase of common stock	(2.7)	—	—	(31)	—	—	—	(31)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Final settlement of Spin-Off from La Quinta Holdings Inc.	—	—	—	—	18	—	—	18
Balance as of December 31, 2019	57.2	$1	$—	$954	$80	$—	$2	$1,037

See Notes to Consolidated Financial Statements.

CorePoint Lodging Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(212)	$(262)	$152
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	181	160	148
Amortization of deferred costs and other assets	22	12	7
(Gain) loss related to real estate casualties	(2)	(4)	2
Loss on extinguishment of debt	—	17	—
Impairment loss	141	154	1
Gain on sales of real estate	(32)	—	—
Equity-based compensation expense	11	11	16
Deferred tax (benefit) expense	(1)	6	(112)
Provision for doubtful accounts	—	2	2
Changes in assets and liabilities:
Accounts receivable	(9)	9	2
Other assets	9	(11)	(31)
Accounts payable and accrued expenses	2	14	(7)
Other liabilities	6	3	2
Net cash provided by operating activities	116	111	182
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(74)	(167)	(218)
Lender and other escrows	5	(20)	—
Insurance proceeds related to real estate casualties	11	25	6
Proceeds from sale of real estate	161	6	33
Payment of franchise incentives	—	—	(2)
Net cash provided by (used in) investing activities	103	(156)	(181)
Cash flows from financing activities:
Proceeds from debt	—	1,060	—
Repayment of debt	(114)	(1,030)	(18)
Debt issuance costs	—	(30)	—
Issuance of mandatorily redeemable preferred shares	—	15	—
Payment of property insurance financing	(11)	—	—
Dividends on common stock	(46)	(16)	—
Distributions to noncontrolling interests	(1)	—	—
Proceeds on termination of cash flow hedge	—	3	—
Payment for interest rate cap	—	(1)	—
Purchase of common stock	(31)	(6)	(3)
Reorganization and separation from La Quinta Holdings Inc.	—	(23)	—
Collection of Spin-Off final settlement	17	—	—
Net cash used in financing activities	(186)	(28)	(21)
Increase (decrease) in cash and cash equivalents	33	(73)	(20)
Cash and cash equivalents at the beginning of the year	68	141	161
Cash and cash equivalents at the end of the year	$101	$68	$141

See Notes to Consolidated Financial Statements.

CorePoint Lodging Inc.
Notes to Consolidated Financial Statements

1.     Organization and Basis of Presentation
Organization and Business
CorePoint Lodging Inc., a Maryland corporation (“we,” “us,” “our,” “CorePoint” or the “Company”) is a lodging real estate company formed in May 2017, primarily serving the upper midscale and midscale segments, with a portfolio of select-service hotels located in the United States (“U.S.”).
The following table sets forth the number of owned and joint venture hotels and approximate number of rooms as of December 31, 2019, 2018 and 2017, respectively:

	2019		2018		2017
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Owned (1)	270	34,800	314	40,200	316	40,400
Joint Venture	1	200	1	200	1	200
Totals	271	35,000	315	40,400	317	40,600
____________________

(1)
As of December 31, 2019, we had no hotels designated as assets held for sale. As of December 31, 2018 and 2017, owned hotels includes one and three hotels, respectively, designated as assets held for sale.

For U.S. federal income tax purposes, we elected to be taxed as a real estate investment trust (“REIT”), effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. As a REIT, we are generally not subject to federal corporate income tax on the portion of our net income that is currently distributed to our stockholders. To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage our hotels. Therefore, we lease our hotel properties to CorePoint TRS L.L.C., our wholly owned taxable REIT subsidiary (“CorePoint TRS”), which engages third-party eligible independent contractors to manage the hotels. CorePoint TRS is subject to federal, state and local income taxes. To maintain REIT status, we must distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. We intend to continue to meet our distribution and other requirements as required by the Code.

Spin-Off from La Quinta Holdings Inc.
On May 30, 2018, La Quinta Holdings Inc. (“LQH Parent,” and together with its consolidated subsidiaries, “LQH”) completed the separation of its hotel ownership business from its hotel franchise and hotel management business. The separation (“Spin-Off”) was made as part of a plan to spin off LQH’s hotel ownership business into a stand-alone, publicly traded company, CorePoint, prior to the merger (“Merger”) of LQH Parent with a wholly owned subsidiary of Wyndham Worldwide Corporation, a Delaware corporation (“Wyndham Worldwide” and including its subsidiaries and affiliates, “Wyndham”). As part of the Spin-Off and Merger, Wyndham became franchisor and manager of our hotel operations. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), the results of operations related to the hotel franchise and hotel management business are reported as discontinued operations for all periods presented.
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP. These consolidated financial statements present the consolidated financial position as of December 31, 2019 and 2018 and results of operations of CorePoint for the three years ended December 31, 2019, giving effect to the Spin-Off, with the historical financial results of LQH Parent reflected as discontinued operations. These consolidated financial statements represent the financial position and results of operations of entities that have historically been under common control of the accounting predecessor, LQH Parent.

The accompanying consolidated financial statements include our accounts, as well as our wholly owned subsidiaries and any consolidated variable interest entities (“VIEs”). We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our stockholders. All intercompany transactions have been eliminated.
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

2.     Significant Accounting Policies and Recently Issued Accounting Standards
 Investment in Real Estate
Property and equipment and other investments in real estate are stated at cost less accumulated depreciation computed using a straight-line method. Buildings and improvements have an estimated useful life of 5 to 40 years and furniture, fixtures and other equipment have an estimated useful life of 2 to 10 years. Leasehold improvements are depreciated over the shorter of the underlying lease term or the useful lives of the related assets, generally ranging from one to 25 years.

We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third-party contract labor, materials, professional design and other direct costs, and during the redevelopment and renovation period interest, real estate taxes and insurance costs. The interest, real estate taxes and insurance capitalization period begins when the activities related to the development have begun and ceases when the project is substantially complete and the assets are held available for use or occupancy. Once such a project is substantially complete and the associated assets are ready for intended use, interest, real estate taxes and insurance costs are no longer capitalized. Normal maintenance and repair costs are expensed as incurred.

Impairment of Real Estate Related Assets

For our investments in real estate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes are present, we make an assessment of the property’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  Any such impairment is treated for accounting purposes similar to an asset acquisition at the estimated fair value, which includes establishing a new cost basis and the elimination of the asset’s accumulated depreciation and amortization.

In evaluating our investments for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods decrease, we may incur future impairment losses.

Sales of Real Estate

We classify hotels as held for sale when the criteria are met, in accordance with GAAP.  At that time, we present the assets and obligations associated with the real estate held for sale separately in our consolidated balance sheet, and we cease recording depreciation and amortization expense related to that asset.  Real estate held for sale is reported at the lower of its carrying amount or its estimated fair value less estimated costs to sell.

Upon the disposition of a property, we recognize a gain or loss at a point in time when we determine control of the underlying asset has been transferred to the buyer. Our performance obligation is generally satisfied at the closing of the transaction. Any continuing involvement is analyzed as a separate performance obligation in the contract, and a portion of the sales price is allocated to each performance obligation. When the performance obligation related to the continuing involvement is satisfied, the sales price allocated to it is recognized. There is significant judgment applied to estimate the amount of any variable consideration identified within the sales price and assess its probability of occurrence based on current market information, historical transactions, and forecasted information that is reasonably available.

For sales of real estate (or assets classified as held for sale), we evaluate whether the disposition is a strategic shift that will have a major effect on our operations and financial results. When a disposition represents a strategic shift that will have a major effect on our operations and financial results, it will be classified as discontinued operations in our consolidated financial statements for all periods presented.

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

Accounts Receivable

Accounts receivable primarily consists of receivables due from insurance settlements, our hotel manager, hotel guests, and credit card companies and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when collection is not probable. We record uncollectible operating lease receipts as a direct offset to room revenues. Our insurance settlement receivables are recorded based upon the terms of our insurance policies and our estimates of insurance losses.  We recognize business interruption claims as revenue when collected and accordingly our accounts receivable do not include any amounts related to estimated business interruption claim recoveries.  As of December 31, 2019 and 2018, we had $12 million and $13 million of insurance settlement receivables, respectively. As of December 31, 2019, we had a $9 million receivable from our hotel manager related to the Wyndham Settlement (as defined in Note 8 “Commitments and Contingencies – Hotel Management and Franchise Agreements”). Remaining payments on the Wyndham Settlement are required to be paid no later than June 2021.

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

Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of payments based on a rate or index established subsequent to the lease commencement date and non-lease services related to the ground lease, primarily real estate taxes. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate. Our incremental borrowing rate is based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and a fully levered borrowing. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised. In our evaluation of the lease term, we consider other arrangements, primarily our debt and franchise agreements, which may have economic consequences related to failure to renew certain ground leases. For accounting purposes, such lease terms are not adjusted unless the contractual terms are modified. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.

Fair Value Measurement
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In evaluating the fair value of both financial and non-financial assets and liabilities, GAAP establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels, which are as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Valuations in this category are inherently less reliable than actively quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions.
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
We record all derivatives at fair value. On the date the derivative contract is entered into, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Cash Flow Hedge are recorded in the consolidated statements of comprehensive income (loss) until they are reclassified into earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Fair Value Hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Changes in fair value of undesignated hedge instruments are recorded in current period earnings. As of December 31, 2019 and 2018, our only derivative, an interest rate cap, is an undesignated hedge instrument.
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
The equity-based compensation expense is recognized for awards earned or expected to be earned. Accordingly, the compensation expense for all equity awards is recognized straight-line over the vesting period of the last separately identified vesting portion of the award. Forfeitures for time-based and market-based performance awards are recognized as they occur. Performance awards with targets other than market-based are assessed at each balance sheet date with respect to the expected achievement of the target. Equity-based compensation expense is classified in corporate general and administrative expenses. Dividend equivalent cash payments related to unvested employee and director awards are charged to corporate general and administrative expenses. Dividends awarded as additional stock grants are included in equity-based compensation expense.

Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. Dilutive securities include equity-based awards issued under long-term incentive plans, as discussed in Note 11 “Equity-Based Compensation.”  Dilutive securities are excluded from the calculation of earnings per share for all periods presented because the effect would be anti-dilutive. The earnings per share amounts are calculated using unrounded amounts and shares which may result in differences in rounding of the presented per share amounts.
Income Taxes

We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our consolidated financial statements for the years ended December 31, 2019 or 2018 related to our REIT operations; however, CorePoint TRS, our wholly owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes and we may be subject to state and local taxes. We were subject to U.S. federal, state and local taxes prior to the Spin-Off and our REIT election.
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
In determining our tax expense for financial statement reporting purposes, we must evaluate our compliance with the Code, including the transfer pricing determinations used in establishing rental payments between the REIT and CorePoint TRS. Accounting for income taxes requires, among others, interpretation of the Code, estimated tax effects of transactions, and evaluation of probabilities of sustaining tax positions, including realization of tax benefits. We recognize tax positions only after determining that the relevant tax authority would more likely than not sustain the position following the audit.  The final resolution of those assessments may subject us to additional taxes. In addition, we may incur expenses defending our positions during IRS tax examinations, even if we are able to eventually sustain our position with the tax authorities.
We are subject to or are contractually responsible for audits by federal and state tax authorities related to prior periods, which may result in additional tax liabilities. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of December 31, 2019, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.
Concentrations of Credit Risk and Business Risk
We have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. We utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We also monitor the creditworthiness of our customers and financial institutions before extending credit or making investments.
Substantially all of our revenues are derived from our lodging operations at our hotels. Lodging operations are particularly sensitive to adverse economic, social and competitive conditions and trends, which could adversely affect our business, financial condition and results of operations. We have a concentration of hotels operating in Texas, Florida and California.
The number of hotels, percentages of total hotels and the percentages of our total revenues from these states as of and for the year ended December 31, 2019 is as follows:

	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue
Texas	58	21%	21%
Florida	45	17%	16%
California	21	8%	12%
Total	124	46%	49%

Our geographic concentration has not significantly changed during the last three years ended December 31, 2019.

Segment Reporting

Our hotel investments have similar economic characteristics and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker reviews our financial information on an aggregated basis.  As a result, we have concluded that we have one reportable business segment.

Principal Components of Expenses
As more fully explained in Note 8 “Commitments and Contingencies – Hotel Management and Franchise Agreements,” our management company is responsible for the day to day operations of our hotels.  For many expenses, the manager directly contracts for the services in the capacity as a principal, and we reimburse our manager in accordance with the agreements.  We present the following expense components and only classify the fee portion of expense as management and royalty fees.  We classify all amounts owed to our manager and franchisor in accounts payable and accrued expenses.
Rooms — These expenses include hotel operating expenses of housekeeping, reservation systems (per our franchise agreements), room and breakfast supplies and front desk costs.

Other departmental and support — These expenses include expenses that constitute non-room operating expenses, including parking, telecommunications, on-site administrative labor, sales and marketing, loyalty program, recurring repairs and maintenance and utility expenses.
Property tax, insurance and other — These expenses consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and insurance.

Newly Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements. While some disclosures have been removed or modified, new disclosures have been added. We adopted this guidance on January 1, 2020, and it did not have a material impact on our consolidated financial position and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance primarily affects financial assets and net investment in leases that are not accounted for at fair value through net income but excludes operating lease receivables. The guidance is currently expected to primarily apply to our non-lease trade receivables, casualty insurance claim receivables, Wyndham Settlement receivable and any future financial assets that have the contractual right to receive cash that we may acquire in the future. We adopted this guidance on January 1, 2020, and it did not have a material impact on our consolidated financial position and results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance enhances and simplifies various aspects of the current income tax guidance and reduces complexity by removing certain exceptions to the general framework. The guidance is effective for us January 1, 2021. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position and results of operations.

Recently Adopted Accounting Standards

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This update clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the Securities and Exchange Commission’s (“SEC”) regulations, thereby eliminating redundancies and making the codification easier to apply. We adopted this guidance upon issuance, as required. The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.

Effective January 1, 2019, we adopted ASC Topic 842, Leases, which established new lease accounting standards for lessees and lessors. For lessees, the new standard requires balance sheet recognition of a right of use asset and lease liability for virtually all leases. At adoption, this primarily related to our ground leases. The amount recognized is generally equal to the present value of the lease payments, based on our incremental borrowing rate. In determining our incremental borrowing rate, we considered fully leveraged secured real estate borrowings. For lessors, the new standard requires leases to be classified as operating or sales-type. All of our leases are, and are anticipated to be, operating leases. Operating leases under the new standard are generally accounted for consistently with the prior lease accounting standards.

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
As a lessor, our recognition of lease revenue was substantively consistent with previous guidance and, accordingly, the adoption of the lessor portion of the new standard did not have a material effect on our financial statements. As a lessee, the adoption of the new lease standard resulted in the recognition of right of use assets and lease liabilities, primarily related to our ground leases. As of January 1, 2019, right of use assets and lease liabilities of $27 million and an increase of $1 million to retained earnings were recognized.
Effective January 1, 2019, we adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this standard, most of the guidance on such payments to nonemployees is aligned with the requirements for share-based payments granted to employees. We account for our share-based payments to members of our board of directors in the same manner as share-based payments to our employees. Other than to members of our board of directors, we do not award share-based payments to any nonemployees. The adoption of this guidance did not have a material effect on our consolidated financial position and results of operations.
From time to time, new accounting standards are issued by the FASB or other standards-setting bodies, which we adopt as of the specified effective date. Unless otherwise discussed, we believe the impact of recently adopted or recently issued standards that are not yet effective have not or will not have a material impact on our consolidated financial position and results of operations.

3.     Investments in Real Estate

During 2019, 42 operating hotels were sold for gross proceeds of $173 million resulting in gain on sales of $32 million. During 2018, two hotels were sold for gross proceeds of $7 million resulting in no gain on sale.

We recorded non-cash impairment losses of $141 million and $154 million, during 2019 and 2018, respectively, due to shortened holding periods for many of our hotels and assumptions related to future operations.

We have experienced hurricane and fire related damages to certain of our hotels. We carry comprehensive property, casualty, flood and business interruption insurance that we anticipate will cover our losses at these hotels, subject to a deductible. For the year ended December 30, 2019 and 2018, we recognized $7 million and $10 million, respectively, for the involuntary conversion write-off of net book value of damaged assets. Certain of our hotels had closures and disruptions to business primarily due to hurricanes and fires in 2019, 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, we received business interruption insurance proceeds of $11 million, $12 million and $1 million, respectively, which are included in “other income, net” on our consolidated statements of operations.

Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

We have pledged substantially all of our hotels as collateral for the CMBS Loan Agreement (as defined in Note 5, “Debt”).

4.     Other Assets
The following table presents other assets as of December 31, 2019 and 2018 (in millions):

	2019	2018
Lender and other escrows	$20	$20
Prepaid expenses	10	6
Intangible assets, net	4	5
Federal and state tax receivables	—	4
Assets held for sale	—	3
Other assets, primarily hotel supplies	9	16
Total other assets	$43	$54

We had no hotels classified as held for sale as of December 31, 2019.  Assets held for sale as of December 31, 2018 represent one hotel, which was sold in 2019.

5.     Debt
The following table presents the carrying amount of our debt as of December 31, 2019 and 2018 (in millions):

	2019	2018	Interest Rate (1)	Maturity Date
CMBS Facility	$921	$1,035	One-month LIBOR + 2.75%	2020 (2)
Revolving Facility	—	—	One-month LIBOR + 4.50%	2020 (3)
	921	1,035
Less deferred debt issuance costs	(6)	(21)
Total debt, net	$915	$1,014
____________________

(1)	London Interbank Offering Rate (“LIBOR”) at December 31, 2019 and 2018 was 1.76% and 2.52% respectively. The interest rate margins were unchanged in 2019 and 2018.

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

CMBS Facility
On May 30, 2018, certain indirect wholly owned subsidiaries of CorePoint (collectively, the “CorePoint CMBS Borrower”), CorePoint TRS and CorePoint Operating Partnership L.P. (“CorePoint OP”) entered into a loan agreement (the “CMBS Loan Agreement”), pursuant to which the CorePoint CMBS Borrower borrowed an aggregate principal amount of $1.035 billion under a secured mortgage loan secured primarily by mortgages for substantially all of our wholly owned hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”).
The CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR and (ii) 2.75% per annum for the first five years of the term, 2.90% for the sixth year of the term and 3.00% for the seventh year of the term.  Interest is generally payable monthly.
The CMBS Facility matures on June 9, 2020, with five one-year extension options, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement.  We are currently evaluating plans to extend or refinance the CMBS Facility. No principal payments are due prior to the scheduled or extended maturity date.  The CMBS Facility is pre-payable in whole or in part subject to payment of all accrued interest through the end of the applicable accrual period.
We may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lessor of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CorePoint CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement and (y) the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. During the year ended December 31, 2019, primarily in connection with the sale of 42 secured hotel properties, $114 million of the net proceeds were used to pay down the principal of the CMBS Facility. During the year ended December 31, 2019, we recorded substantially no loss on extinguishment of debt related to these principal pay downs.
The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings.  As of December 31, 2019, we believe we were in compliance with these covenants.
At the origination of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs.  In addition, the CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts during the continuation of an event of default under the loan or if and while the Debt Yield falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters.  During such an event, the lender will use the funds to pay all monthly amounts due under the CMBS Facility loan documents including, but not limited to, required ongoing reserves, debt service and fees for the CMBS Facility and Revolving Facility and property operating expenses.  Any remaining funds after the payment of such expenses will be held under the control of the Lender in an excess cash flow account and such amounts will not be available to the CorePoint CMBS Borrower until such events are cured, except that, if no event of default is continuing and there is no bankruptcy event with respect to the CorePoint CMBS Borrower, the Lender will make such funds available to the CorePoint CMBS Borrower for the payment of certain expenses, including, among other things, various operating expenses and dividends, and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower.  As of December 31, 2019, we believe we were in compliance with these covenants.
Revolving Facility
On May 30, 2018, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly owned subsidiary and the direct wholly owned subsidiary of CorePoint OP, and CorePoint OP entered into a credit agreement providing for the $150 million Revolving Facility (“Revolving Facility”).  In November 2019, CorePoint Revolver Borrower amended the Revolving Facility, modifying certain availability thresholds. The Revolving Facility will mature on May 30, 2020. At our election, we may extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility will be extended to a

date no earlier than the maturity of the Revolving Facility.   We are currently evaluating plans to extend or refinance the Revolving Facility. As of December 31, 2019, no amounts were outstanding under the Revolving Facility and $100 million of the $150 million was available to be drawn by us.
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
The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults.  The most restrictive of these are a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, as defined, and tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility.  In November 2019, the CorePoint Revolver Borrower amended the Revolving Facility, modifying certain availability thresholds. Availability is still subject to meeting certain financial thresholds, including debt yield, leverage ratio, and minimum interest coverage, which have been adversely affected by our decline in operations and only partially offset by pay downs in our debt from hotel sales. There were no other significant changes in the financial terms as a part of the amendment. As of December 31, 2019, we believe we were in compliance with these covenants.
The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower.

6.     Mandatorily Redeemable Preferred Stock

We have outstanding 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), held by an unrelated third-party. The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon.  The Series A Preferred Stock is senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. For all periods the Series A Preferred Stock has been outstanding, we have paid a cash dividend on the Series A Preferred Stock equal to 13% per annum, payable quarterly.  If either our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and not been cured) with respect to the Series A Preferred Stock, we will be required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum.  Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, (1) we are in breach of the leverage ratio covenant and (2) an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock.  As of December 31, 2019, none of these ratios have been exceeded, and we have not triggered any of the events that would result in an increased dividend rate.

The Series A Preferred Stock is mandatorily redeemable by us in 2028, upon the tenth anniversary of the date of issuance. Beginning in 2025, upon the seventh anniversary of the issuance of the Series A Preferred Stock, we may redeem the outstanding Series A Preferred Stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the Series A Preferred Stock may also require us to redeem the Series A Preferred Stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon (and a premium if the change of control occurs prior to the seventh anniversary of the issuance of the Series A Preferred Stock). Due to the fact that the Series A Preferred Stock is mandatorily redeemable, the preferred shares are classified as a liability on the accompanying consolidated balance sheet, and dividends on these preferred shares are classified as interest expense in the accompanying consolidated statements of operations.
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

7.    Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable and accrued expenses and other liabilities include the following as of December 31, 2019 and 2018 (in millions):

	2019	2018
Due to hotel manager	$26	$44
Real estate taxes	22	23
Sales and occupancy taxes	7	8
Interest	2	3
Other accounts payable and accrued expenses	25	21
Total accounts payable and accrued expenses	$82	$99

Operating lease liabilities	$25	$—
Below market leases, net	5	6
Property insurance financing	2	—
Other liabilities	11	5
Total other liabilities	$43	$11

8.     Commitments and Contingencies

Hotel Management and Franchising Agreements

Management Fees

On May 30, 2018, we entered into separate hotel management agreements with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined. The term of the management agreements is 20 years, subject to two renewals of five years each, at LQM’s option.  There are penalties for early termination, including a termination upon the sale of a hotel.

LQM generally has sole responsibility for all activities necessary for the operation of our hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. We have consultative and specified approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel. We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees, general liability insurance and other costs that the manager incurs to operate the hotels. In connection with those reimbursement requirements, we are required to maintain certain minimum cash operating balances at our hotels.

For the year ended December 31, 2019, our management fee expense was $40 million. For the period from May 30, 2018 to December 31, 2018, our management fee expense was $26 million.

Beginning on July 30, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly owned properties. On October 18, 2019, we entered into a settlement agreement related to our default claims (the “Wyndham Settlement”). As part of the Wyndham Settlement, we recognized $20 million of income, included in “other income, net” related to our claim of lost revenues and $17 million in retained earnings related to final resolution of Spin-Off related tax matters.

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

Our franchise agreements require that we pay a 5% royalty fee on gross room revenues.  The term of the franchise agreements is through 2038, subject to one renewal of 10 years, at the franchisor’s option.  There are penalties for early termination, including a termination upon the sale of a hotel. For the year ended December 31, 2019, our royalty fee expense was $40 million. For the period from May 30, 2018 to December 31, 2018, our royalty fee expense was $26 million.

In addition to the royalty fee, the franchise agreements include a reservation fee of 2% of gross room revenues, a marketing fee of 2.5% of gross room revenues, a loyalty program fee of 5% of eligible room night revenues, and other miscellaneous ancillary fees.  Reservation fees are included within room expense and the marketing fee and loyalty program fees are included within other departmental and support in the accompanying consolidated statements of operations.

Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of December 31, 2019, no such notices have been received; however, approximately 62% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program.  As of December 31, 2019, $15 million was held in lender escrows that can be used to finance these requirements.

Litigation

We are a party to a number of pending claims and lawsuits arising in the normal course of business. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations or our cash flows taken as a whole.
We maintain general and other liability insurance; however, certain losses or defense costs are within the retention or insurance deductible amount and are not covered by or are only partially covered by insurance policies. We regularly evaluate our ultimate liability costs with respect to such claims and lawsuits. We accrue costs from litigation as they become probable and estimable.
Tax Contingencies
We are subject to regular audits by federal and state tax authorities, which may result in additional tax liabilities related to prior periods. Entities in existence prior to the Spin-Off and transferred to Wyndham as a part of the Spin-Off are currently under audit by the Internal Revenue Service (the “IRS”) for tax years ended December 31, 2010 to 2013. As a part of the Spin-Off, we agreed to indemnify Wyndham for any obligations and expenses arising from these IRS audits, including the legal and accounting defense expenses.
In 2014, the IRS commenced a tax audit, primarily related to transfer pricing for internal rents charged by our prior REIT. Subsequently, we have supplied information to the IRS supporting our position. In November 2019, the IRS issued notices of proposed adjustments (“NOPA”, also known as a 30 Day Letter) proposing a redetermined rent adjustment totaling $138 million, attributable to tax years 2010 and 2011, exclusive of penalties and interest. Additionally, the November 2019 NOPA proposed an adjustment resulting in the loss of tax operating loss carryforwards generated in tax years 2006 through 2009. The adjustment to the tax operating loss carryforwards, measured at the tax rates enacted during the year of utilization and exclusive of penalties and interest, is $31 million.
We have responded to the IRS in disagreement with their NOPA and expect the matter to be transferred to an IRS Appeals office in 2020. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of December 31, 2019, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

Purchase Commitments
As of December 31, 2019, we have approximately $29 million of purchase commitments primarily related to improvement projects at our hotel properties.

Lessee Commitments

Our lessee arrangements are primarily for ground leases at certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years, with initial term maturities occurring between 2020 and 2096. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts.  Our other leases primarily relate to our corporate office, all of which are operating leases.

After the adoption of new accounting guidance related to leasing, the contractual payments of our operating lease liabilities on an undiscounted basis in effect as of December 31, 2019, are as follows (in millions):

Year	Amount
2020	$3
2021	3
2022	3
2023	3
2024	3
Thereafter	60
Total	$75
The difference between the undiscounted contractual payments of $75 million above and the December 31, 2019 operating lease liabilities of $25 million (included in our “other liabilities”) is the present value of imputed interest. Contractual payments include base rents that have been contractually reset based on inflation indexes as of December 31, 2019.
Prior to adoption of new accounting guidance related to leasing, future minimum base rental payments payable by us under these non-cancelable operating leases in effect as of December 31, 2018, were as follows (in millions):

Year	Amount
2019	$3
2020	3
2021	3
2022	2
2023	2
Thereafter	98
Total	$111

For each of the years ended December 31, 2019, 2018, and 2017 total rent expense for ground leases included in property tax, insurance and other expenses in our consolidated statement of operations was $5 million. For each of these years, $1 million of the rent expense was related to contingent rents.
Post-employment Benefits
At the Spin-Off in 2018, the Company entered into severance plans with all executives and other employees. New employees are added at their date of employment. The plans include salary continuation, severance benefits, continuation of health care coverage and other supplemental post-employment benefits, all which vary depending on the employee’s position and apply where there is termination without cause. For the year ended December 31, 2019, we recognized expenses related to these severance plans of $7 million. We had no expenses related to these severance plans in 2018.

9.     Equity

Share Repurchase Program

On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Through December 31, 2019, we have acquired 2.6 million shares at a weighted average cost per share of $11.34 under the share repurchase program.

Spin-Off from La Quinta Holdings Inc.

LQH Parent completed the Spin-Off on May 30, 2018. As part of the Spin-Off closing, LQH Parent distributed to its stockholders all the outstanding shares of CorePoint common stock. Each holder of LQH Parent common stock received one share of CorePoint common stock for each share of LQH Parent common stock held by such holder on the record date whereby each share of the common stock of LQH Parent (par value $0.01) was reclassified and combined into one half of a share of the common stock of LQH Parent (par value $0.02). Immediately following the Spin-Off, pursuant to the terms of the merger agreement, LQH Parent became a wholly owned subsidiary of Wyndham Worldwide and each share of LQH Parent common stock was converted into the right to receive $16.80 per share in cash, without interest. Immediately following the Spin-Off, LQH Parent did not own any shares of any class of CorePoint outstanding common stock.
Because the separation was a spin-off among stockholders, for financial statement presentation, there is no gain or loss on the separation of the disposed net assets and liabilities.  Rather, the carrying amounts of the net assets and liabilities of our former hotel franchise and hotel management accounts were removed at their historical cost with an offsetting amount of $752 million to our retained earnings in 2018.  In 2019, we recorded an additional $18 million adjustment to retained earnings primarily as a result of the final determination and settlement of the tax liabilities associated with the transaction.

10.     Revenue

Revenues for the years ended December 31, 2019, 2018 and 2017 are comprised of the following components (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Operating lease revenues:
Rooms	$795	$845	$820
Other	6	4	4
Total lease revenues	801	849	824

Customer revenues	11	13	12
Total revenues	$812	$862	$836

Other operating lease revenues primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For each of the years ended December 31, 2019, 2018 and 2017 we had less than $1 million of variable lease revenue.

As of December 31, 2019, future minimum rental income to be received under non-cancelable operating leases, in excess of one-year, is as follows (in millions):

Year ending December 31,	Operating lease income
2020	$3
2021	2
2022	1
2023	1
2024	1
Thereafter	2
$10

11.     Equity-Based Compensation
Our 2018 Omnibus Incentive Plan (the “Plan”), authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards.  A total of eight million shares of common stock has been authorized for issuance under the Plan and six million shares of common stock are available for issuance as of December 31, 2019.
The RSAs and RSUs are time-based, where the awards vest over time, generally three to four years, and are not subject to future performance targets. RSAs and RSUs are initially recorded at the market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of December 31, 2019, these performance targets relate to relative and absolute total shareholder returns, as defined, which are treated as market-based conditions. Accordingly, these market-based PSUs are recorded at the fair value of the award using a Monte Carlo simulation valuation model. The currently outstanding PSUs vest over two to three years. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events.

In 2018, we entered into an agreement with LQH Parent to modify all outstanding awards granted to the employees of LQH Parent. The agreement generally provided that, as of the separation, holders of such awards were entitled to receive CorePoint equity-based, time-vesting, compensation awards. Generally, all such CorePoint equity-based compensation awards retained the same terms and vesting conditions as the original LQH Parent equity-based compensation awards to which such awards relate (except for the LQH Parent PSUs, as described below). Under the agreement, holders of LQH Parent RSAs and LQH Parent RSUs received RSAs and RSUs, respectively. Holders of LQH Parent PSUs received RSAs. The number of shares subject to such converted awards were calculated based on adjustments to LQH Parent’s equity-based awards using the distribution ratio in the agreement and assumed a majority of the performance-vesting awards vest at target performance levels.  Performance-based vesting with respect to the converted LQH Parent PSUs was removed, and instead the CorePoint converted equity-based awards vested, subject to the holder’s continued employment with Wyndham or CorePoint, as applicable, through the last date of the original performance period (as defined in the applicable LQH Parent PSU grant notice) to which such awards related, effectively transforming the PSU awards into time-vesting equity awards. The compensation expense related to these replacement equity-based compensation awards for the employees of Wyndham is incurred by Wyndham. The compensation expense related to these replacement equity-based compensation awards for the employees of CorePoint is incurred by CorePoint.
For the years ended December 31, 2019, 2018, and 2017, we recognized $11 million, $7 million and $7 million, respectively, of equity-based compensation expense in continuing operations.  For the years ended December 31, 2018 and 2017, we also recognized $4 million and $9 million, respectively, of equity-based compensation expense in discontinued operations.

The following table summarizes the activity of our RSAs, RSUs and PSUs during December 31, 2019 and 2018 which represent our equity-based compensation activity inclusive of and post completion of our Spin-Off:

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	512,117	$11.02	—	$—	47,898	$5.57
Granted	722,881	27.22	—	—	242	17.80
Conversion of the performance units upon completion of the Spin-Off	423,510	27.92	—	—	—	—
Vested	(769,044)	24.54	—	—	(12,249)	6.18
Forfeited	(5,396)	27.03	—	—	(21,267)	5.22
Outstanding at January 1, 2019	884,068	20.50	—	—	14,624	5.77
Granted	453,451	11.02	447,527	6.99	689	11.97
Vested	(616,912)	14.32	—	—	(10,241)	6.05
Forfeited	(66,817)	15.20	(78,558)	6.99	—	—
Outstanding at December 31, 2019	653,790	$20.30	368,969	$6.99	5,072	$6.05

RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings per share.

12.    Income Taxes

In order to continue to qualify as a REIT, we must meet a number of organizational, operational and distribution requirements.  As a REIT, we are generally not subject to federal corporate income taxes on the portion of net income that is currently distributed to our stockholders.  To the extent we do not distribute 100% of our taxable income for any year in which we have elected REIT status, we will be subject to income tax on the undistributed taxable income.  It is our current intention to adhere to these and all other applicable requirements and maintain our qualification for taxation as a REIT, including the requirement to distribute our taxable income.  If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four taxable years subsequent to the year of an uncured REIT qualification failure.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income.  In addition, taxable income from non-REIT activities, related to our TRS, is subject to federal, state and local income taxes at normal corporate rates.

For financial reporting purposes, the consolidated income tax expense is based on consolidated income or loss before income taxes. The components of our income tax expense (benefit) from continuing operations for the years ended December 31, 2019, 2018 and 2017 are as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Current expense:
Federal	$3	$181	$3
State	2	46	3
Total current expense	5	227	6
Deferred benefit:
Federal	(1)	(168)	(115)
State	—	(38)	—
Total deferred benefit	(1)	(206)	(115)
Income tax expense (benefit)	$4	$21	$(109)

From January 1, 2018 to May 30, 2018 (the date of the Spin-Off) all of the taxable income from operations (both continuing and discontinued operations) and the tax gain from the Spin-Off are included in the consolidated U.S. federal and state income tax returns of LQH, and LQH is responsible for their payment. However, in accordance with GAAP, our 2018 current portion of income tax expense from continuing operations includes the income tax expense related to the taxable nature of the Spin-Off, which represents substantially all of our current portion tax expense from continuing operations. Our 2018 deferred tax benefit is primarily associated with the reversal of the net deferred tax liabilities resulting from the taxable gain associated with the Spin-Off transaction. Our 2017 deferred tax benefit is primarily related to the effects of the 2017 Tax Cuts and Jobs Act.

The significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in millions):

	2019	2018
Deferred Tax Assets
Insurance loss claim accruals	$3	$1
Allowance for doubtful accounts	1	—
Total deferred tax assets	4	1
Deferred Tax Liabilities
Real estate, net	(7)	(4)
Linens, uniforms and supplies	(2)	(4)
Prepaid expenses	(1)	—
Deferred tax liabilities	(10)	(8)
Net deferred tax liabilities	$(6)	$(7)

As of December 31, 2019, we do not have any material federal or state income tax credits or net operating loss carryforwards.

Our income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following items for the years ended December 31, 2019, 2018 and 2017 (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal income tax provision (benefit)	$(44)	$(45)	$15
State income tax, net of U.S. federal tax benefit	1	2	3
REIT operations not subject to tax	47	43	—
Impact of Spin-Off	—	15	—
Write-off of tax net operating loss carryforwards	—	5	—
Nondeductible restructuring costs	—	7	5
Tax credits	—	—	(1)
Effects of the Tax Cuts and Jobs Acts	—	1	(128)
Change in valuation allowance	—	(5)	(4)
Other	—	(2)	1
Income tax expense (benefit)	$4	$21	$(109)

13.     Discontinued Operations
We had no discontinued operations for the year ended December 31, 2019. In accordance with GAAP, the results of operations related to our former hotel franchise and hotel management business are reported as discontinued operations for the years ended December 31, 2018 and 2017 and are summarized in the table below (in millions):

	For the Year Ended December 31,
	2018	2017
Franchise, Management and Other Fee Based Revenue	$58	$145
Operating Expenses:
Corporate, general, administrative and marketing	64	108
Depreciation and amortization	4	8
Total Operating Expenses	68	116
Operating Income (Loss)	(10)	29
Other Expenses:
Interest expense	(15)	(34)
Loss on extinguishment of debt	(7)	1
Total Other Expenses	(22)	(33)
Loss Before Income Taxes	(32)	(4)
Income tax benefit, primarily current	7	3
Loss from Discontinued Operations, net of tax	$(25)	$(1)

As permitted under GAAP, we elected not to adjust the consolidated statements of cash flows for the years ended December 31, 2018 and 2017 to exclude cash flows attributable to discontinued operations. As such, the following table presents selected financial information of the former hotel franchise and hotel management business included in the consolidated statements of cash flows (in millions):

	For the Year Ended December 31,
	2018	2017
Non-cash items included in net income (loss):
Depreciation and amortization	$4	$8
Amortization of deferred costs	$1	$3
Loss on extinguishment of debt	$7	$—
Equity based compensation expense	$4	$9

Investing activities:
Capital expenditures	$11	$22

14.     Fair Value Measurements

Fair value, as defined by GAAP, is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy) has been established.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
We use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. We have an interest rate cap we entered into in 2018, which is classified within other assets. As of December 31, 2019, the fair value was zero and as of December 31, 2018 the fair value was $0.2 million. The fair value was determined as Level 2 under the fair value hierarchy. During 2019 and 2018 we recorded interest expense of $0.2 million and $1 million, respectively, related to the change in fair value of the interest rate cap.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We have recorded non-cash impairment losses related to the reduction in the fair value of certain of our real estate investment and long-lived assets. The real estate impairment losses related to changes in management’s estimate of the intended holding periods for certain of our hotels. Our process to estimate the fair value of an asset involves using the sales price of an executed sales agreement, which would be considered Level 2 assumptions within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimated revenue multiples that we believe would be used by a third-party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy.

The following table summarizes the assets which were measured at fair value and impaired during 2019 and 2018 (in millions):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices in Active Market for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Total Losses
For the year ended December 31, 2019
Real estate	$299	$—	$31	$268	$138
Right of use assets	$22	$—	$—	$22	$3

For the year ended December 31, 2018
Real estate	$161	$—	$—	$161	$154

 ____________________

(1)
The Level 3 unobservable inputs consist of internally developed cash flow models and fair value estimates that included projections of revenues, expenses and capital expenditures and market valuations based on multiples of revenue generally ranging from 2.0x to 3.0x for 2019 and from 1.3x to 2.8x for 2018. These assumptions were based on trends and comparable transactions in the lodging industry; our historical data and experience; our budgets, including those prepared by our third-party hotel manager; lodging industry valuation trends; and micro- and macro-economic trends and projections. Our estimated fair values also considered factors related to our franchise and management agreements, requirements to meet certain brand standards and other potential costs to be incurred during our projected holding period.

Financial Instruments Not Reported at Fair Value

For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of December 31, 2019 and 2018 (in millions):

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility (1)(2)	$921	$921	$1,035	$1,035
Mandatorily redeemable preferred shares (1)	$15	$15	$15	$15
 ____________________

(1)	Classified as Level 3 under the fair value hierarchy.

(2)	Carrying amount excludes deferred debt issuance costs of $6 million and $21 million as of December 31, 2019 and 2018, respectively.
We estimate the fair value of our debt and mandatorily redeemable preferred stock by using discounted cash flow analysis based on current market inputs for similar types of arrangements. As these instruments predominantly have interest rates set by floating rates or due to the recent issuance of the instruments and short remaining life, we have estimated that the contractual interest rates approximate their market rate.  Fluctuations in these assumptions will result in different estimates of fair value.
We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows approximate fair value as of December 31, 2019 and 2018, due to their short-term nature.

15.     Related Party Transactions

As of December 31, 2019 and 2018, The Blackstone Group, Inc. (“Blackstone”) beneficially owned approximately 30% of our outstanding shares of common stock and is a participating lender under our CMBS Facility. As of December 31, 2019 and 2018, the portion of our CMBS Facility outstanding balance due to Blackstone was $88 million and $99 million, respectively. Total interest payments made to Blackstone for each of the years ended December 31, 2019 and 2018 were $6 million.

Prior to the Spin-Off in 2018, we purchased products and services from entities affiliated with or owned by Blackstone in the ordinary course of operating our business. We paid $1 million and $3 million, respectively, for these products and services during the years ended December 31, 2018 and 2017. Subsequent to the Spin-Off, these products and services are contracted independently by our hotel manager.

In September 2018, we entered into a consulting agreement with Mr. Glenn Alba, a member of our board of directors, pursuant to which Mr. Alba provides consulting services in connection with developing, reviewing and advising on our real estate and capital deployment policies, strategies and programs.  Mr. Alba has received and will continue to receive $8 thousand monthly and reimbursement of all reasonable business expenses incurred on our behalf. The current term under the agreement ends in September 2020.

16.      Supplemental Disclosures of Cash Flow Information

The following table presents the supplemental cash flow information for the years ended December 31, 2019, 2018 and 2017 (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Interest paid during the period	$52	$81	$77
Income taxes paid during the period, net of refunds	$1	$7	$22

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$1	$9	$14
Cash flow hedge adjustment, net of tax	$—	$1	$5
Casualty receivable related to real estate	$7	$10	$23
Dividends payable on common stock	$11	$12	$—
Recognition of right of use operating lease assets and operating lease liabilities	$28	$—	$—
Financing of property insurance prepaids	$14	$—	$—

See Note 13 “Discontinued Operations” for additional information on supplemental disclosures of cash flow information related to discontinued operations.

17.     Quarterly Results (unaudited)
Presented below is a summary of the unaudited quarterly consolidated financial information for the years ended December 31, 2019 and 2018 (in millions, except per share data):

	2019 Quarters Ended
	March 31	June 30	September 30	December 31
Total Revenues	$208	$219	$215	$170
Operating loss	$(6)	$(5)	$—	$(161)

Net loss	$(27)	$(19)	$(12)	$(154)
Basic loss per share	$(0.47)	$(0.32)	$(0.22)	$(2.73)
Diluted loss per share	$(0.47)	$(0.32)	$(0.22)	$(2.73)
Common stock dividend declared per share	$0.20	$0.20	$0.20	$0.20

	2018 Quarters Ended
	March 31	June 30	September 30	December 31
Total Revenues	$196	$233	$234	$199
Operating income (loss)	$2	$(2)	$7	$(164)

Loss from Continuing Operations, net of tax	(10)	(28)	(13)	(186)
Loss from Discontinued Operations, net of tax	(5)	(20)	—	—
Net loss	$(15)	$(48)	$(13)	$(186)
Basic loss per share:
Continuing operations	$(0.17)	$(0.48)	$(0.22)	$(3.17)
Discontinued operations	(0.09)	(0.34)	—	—
Basic loss per share	$(0.26)	$(0.82)	$(0.22)	$(3.17)
Diluted loss per share:
Continuing operations	$(0.17)	$(0.48)	$(0.22)	$(3.17)
Discontinued operations	(0.09)	(0.34)	—	—
Diluted loss per share	$(0.26)	$(0.82)	$(0.22)	$(3.17)
Common stock dividend declared per share	$—	$—	$0.267	$0.20

18.      Subsequent Events

On November 13, 2019, our board of directors authorized and we declared a cash dividend of $0.20 per share of common stock with respect to the fourth quarter of 2019.  The fourth quarter dividend was paid on January 15, 2020 to stockholders of record as of December 30, 2019.

On March 12, 2020, our board of directors authorized and we declared a cash dividend of $0.20 per share of common stock with respect to the first quarter of 2020.  The first quarter dividend will be paid on April 15, 2020 to stockholders of record as of March 31, 2020.  All future dividends will be at the sole discretion of CorePoint’s board of directors.

On March 12, 2020, we provided notice to the lenders to borrow substantially all of our current availability under the Revolving Facility.

Subsequent to December 31, 2019, we sold, in separate transactions, 17 operating hotels for gross sales price of $74 million, recognizing an estimated gain on sales of approximately $18 million. As of December 31, 2019, none of these hotels were classified as assets held for sale because they did not meet the accounting criteria established for such classification. We used $41 million of the net sales proceeds to pay down the principal of the CMBS Facility.

CorePoint Lodging Inc.
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2019
(in millions)

			Initial Cost
Property Name	State	Encumbrances (1)	Land	Buildings and improvements and FF&E	Costs capitalized subsequent to acquisition (2)	Gross amount carried at close of period (3)	Accumulated depreciation	Year Built	Date of Acquisition
El Paso - Cielo Vista	TX	$1.0	$2.3	$4.7	$(1.1)	$5.9	$(3.1)	1988	2006
Charlotte - Airport South	NC	3.8	0.7	6.0	2.3	9.0	(4.3)	1998	2006
Atlanta - Perimeter / Medical Center	GA	4.8	4.6	9.2	6.6	20.4	(6.6)	1998	2006
Fremont / Silicon Valley	CA	11.9	3.3	2.4	2.7	8.4	(3.0)	1999	2006
Ontario - Airport	CA	7.4	9.0	13.9	3.7	26.6	(7.6)	1998	2006
Orlando - Airport North	FL	7.2	6.5	11.4	4.5	22.4	(6.9)	1998	2006
Greenville - Haywood Road	SC	6.9	1.0	7.5	3.1	11.6	(4.9)	1999	2006
Las Vegas - Summerlin Tech Center	NV	7.1	5.3	10.3	4.9	20.5	(6.2)	1999	2006
Atlanta Ballpark / Galleria	GA	6.5	3.6	8.8	3.2	15.6	(5.7)	1997	2006
Austin - Southwest	TX	6.8	13.5	4.8	2.3	20.6	(3.6)	1997	2006
Houston - Bush IAH South	TX	1.6	2.8	9.2	(5.5)	6.5	(1.4)	1999	2006
Oklahoma City - Northwest Expressway	OK	2.4	2.0	8.7	(5.4)	5.3	(0.8)	1999	2006
Orlando - University of Central Florida	FL	3.3	5.5	10.0	6.0	21.5	(5.3)	1999	2006
Winston - Salem	NC	3.7	5.8	9.4	(7.4)	7.8	(1.1)	1999	2006
Orlando I-Drive / Convention Center	FL	2.9	6.3	13.5	4.3	24.1	(6.6)	1999	2006
University Area Chapel Hill	NC	4.0	3.1	10.4	3.3	16.8	(6.3)	1999	2006
Raleigh / Durham Southpoint	NC	2.7	0.9	7.1	3.5	11.5	(5.9)	1999	2006
Austin - Airport	TX	6.0	2.5	9.7	7.2	19.4	(6.6)	1999	2006
Greensboro	NC	3.9	4.0	9.2	(4.4)	8.8	(1.0)	1999	2006
El Paso - East Lomaland	TX	1.5	1.1	6.4	1.6	9.1	(6.9)	1980	2006
Odessa	TX	4.5	0.7	6.3	2.8	9.8	(7.3)	1981	2006
Amarillo - Airport	TX	1.2	1.2	6.3	(4.4)	3.1	(1.1)	1983	2006
Midland - Wall Street	TX	4.9	0.4	7.1	2.9	10.4	(6.5)	1983	2006
Farmington	NM	1.6	1.0	5.9	1.0	7.9	(4.8)	1983	2006
Austin South / I-35	TX	2.2	1.9	6.3	1.5	9.7	(5.4)	1983	2006
San Antonio - Riverwalk	TX	21.5	14.2	17.9	7.8	39.9	(10.9)	2005	2006
Laredo - I-35	TX	3.2	1.8	4.6	3.0	9.4	(6.6)	1969	2006
El Paso - Airport	TX	2.1	3.3	5.2	2.2	10.7	(6.6)	1969	2006
San Antonio - South	TX	1.2	1.9	4.4	2.6	8.9	(6.0)	1970	2006
Dallas - Uptown	TX	2.2	5.4	1.5	2.7	9.6	(3.1)	1971	2006
Wichita Falls Event Center North	TX	1.6	1.9	5.9	2.4	10.2	(7.5)	1973	2006
Denver - Cherry Creek	CO	4.3	4.4	4.0	3.4	11.8	(5.9)	1974	2006

			Initial Cost
Property Name	State	Encumbrances (1)	Land	Buildings and improvements and FF&E	Costs capitalized subsequent to acquisition (2)	Gross amount carried at close of period (3)	Accumulated depreciation	Year Built	Date of Acquisition
Dallas - DFW Airport South / Irving	TX	7.0	0.6	5.8	2.7	9.1	(4.1)	2002	2006
Austin - Oltorf	TX	2.3	6.5	3.8	1.6	11.9	(5.3)	1975	2006
San Antonio - Lackland	TX	2.7	0.7	6.0	3.1	9.8	(8.1)	1975	2006
Killeen - Fort Hood	TX	1.8	1.4	6.1	2.4	9.9	(7.3)	1976	2006
Clute - Lake Jackson	TX	2.4	0.4	5.2	(2.9)	2.7	(1.0)	1977	2006
Austin - University Area	TX	1.7	1.9	6.1	2.1	10.1	(6.8)	1977	2006
Tallahassee - North	FL	2.7	3.0	9.1	2.7	14.8	(10.1)	1979	2006
College Station	TX	3.3	1.0	9.9	2.9	13.8	(11.1)	1980	2006
Costa Mesa Orange County	CA	4.4	7.5	6.2	2.4	16.1	(7.3)	1980	2006
Reno	NV	4.0	1.4	7.3	1.6	10.3	(7.7)	1981	2006
Champaign	IL	1.8	1.8	6.7	(3.7)	4.8	(0.9)	1982	2006
San Antonio - I-35 at Rittiman Road	TX	1.2	0.7	7.1	2.2	10.0	(8.0)	1981	2006
Nashville - South	TN	3.9	0.8	5.9	2.5	9.2	(6.0)	1982	2006
Lexington	KY	1.3	2.5	7.1	(5.7)	3.9	(0.9)	1982	2006
Phoenix - Sky Harbor Airport	AZ	2.8	3.8	7.0	1.9	12.7	(6.2)	1982	2006
San Antonio - Market Square	TX	3.9	6.3	5.8	2.4	14.5	(5.6)	1982	2006
Bossier City	LA	1.3	4.4	6.7	(7.6)	3.5	(1.0)	1982	2006
Eagle Pass	TX	1.1	0.9	6.7	1.3	8.9	(5.5)	1982	2006
New Orleans West Bank / Gretna	LA	—	—	—	12.2	12.2	(7.7)	1984	1984
New Orleans Veterans - Metairie	LA	—	—	0.6	(0.6)	—	—	1984	2006
Lufkin	TX	1.3	1.3	5.3	(0.4)	6.2	(4.2)	1984	2006
Temple	TX	1.2	1.1	5.3	(2.6)	3.8	(1.0)	1984	2006
Norfolk - Virginia Beach	VA	2.3	5.1	6.9	(3.9)	8.1	(4.5)	1984	2006
San Antonio Sea World Ingram Park	TX	2.1	5.1	7.3	(5.8)	6.6	(1.9)	1984	2006
Augusta	GA	1.3	1.2	6.6	0.2	8.0	(5.5)	1985	2006
El Paso - West	TX	1.1	1.6	6.3	1.3	9.2	(5.3)	1984	2006
Tampa Bay Airport	FL	4.7	8.2	6.1	(2.0)	12.3	(6.8)	1978	2006
Pensacola	FL	1.7	3.2	7.4	(5.8)	4.8	(1.3)	1985	2006
Stockton	CA	6.5	1.1	10.3	1.4	12.8	(8.1)	1984	2006
Pittsburgh Airport	PA	1.6	0.6	6.9	2.3	9.8	(6.3)	1985	2006
Albuquerque - Northeast	NM	1.4	2.0	6.9	1.5	10.4	(5.8)	1983	2006
Colorado Springs - Garden of the Gods	CO	3.3	0.7	5.2	1.8	7.7	(4.8)	1985	2006
Sacramento - North	CA	1.9	—	8.3	(2.6)	5.7	(4.7)	1985	2006
Denver - Golden	CO	5.7	1.7	6.4	2.5	10.6	(6.1)	1985	2006
Amarillo - Medical Center	TX	1.0	0.9	6.4	(4.2)	3.1	(1.3)	1986	2006
San Antonio - I-35 North at Toepperwein	TX	1.5	2.6	8.7	(5.1)	6.2	(1.2)	1986	2006
Orlando - Airport West	FL	3.3	1.1	7.3	2.4	10.8	(5.5)	1987	2006

			Initial Cost
Property Name	State	Encumbrances (1)	Land	Buildings and improvements and FF&E	Costs capitalized subsequent to acquisition (2)	Gross amount carried at close of period (3)	Accumulated depreciation	Year Built	Date of Acquisition
San Diego - Vista	CA	2.8	2.4	7.9	(0.9)	9.4	(4.9)	1987	2006
Denver - Northglenn	CO	2.2	2.4	4.5	1.9	8.8	(4.3)	1986	2006
Bakersfield - South	CA	2.2	1.0	8.5	1.9	11.4	(6.9)	1986	2006
San Diego - Chula Vista	CA	5.0	2.2	8.6	2.9	13.7	(7.5)	1986	2006
Houston - Cyfair	TX	1.8	1.4	6.9	(5.7)	2.6	(0.9)	1986	2006
Fresno - Yosemite	CA	5.3	1.0	9.5	2.4	12.9	(7.9)	1986	2006
Denver - Westminster	CO	4.0	0.9	5.9	2.0	8.8	(5.3)	1986	2006
Ventura	CA	7.2	4.0	8.3	3.0	15.3	(6.4)	1988	2006
San Diego - Miramar	CA	5.4	2.4	9.0	2.3	13.7	(6.7)	1987	2006
Fort Lauderdale - I-95 at Hillsboro East	FL	3.4	2.0	11.0	3.3	16.3	(9.6)	1986	2006
San Francisco Airport North	CA	13.9	3.8	3.1	14.7	21.6	(6.1)	1987	2006
Santa Fe	NM	2.3	1.1	7.5	2.0	10.6	(6.6)	1986	2006
Irvine Spectrum	CA	5.3	7.0	8.3	2.9	18.2	(7.7)	1986	2006
Miami - Airport North	FL	3.7	6.3	7.2	6.9	20.4	(6.7)	1986	2006
San Angelo - Inn and Conference Center	TX	1.5	2.0	6.2	3.0	11.2	(8.0)	1974	2006
Moline - Airport	IL	1.1	0.6	5.9	1.4	7.9	(6.7)	1975	2006
St. Louis - Westport	MO	3.4	1.0	7.0	(1.1)	6.9	(0.9)	1997	2006
Seattle - Sea-Tac Airport	WA	7.4	4.1	10.0	3.5	17.6	(7.6)	1986	2006
Seattle - Bellevue / Kirkland	WA	8.1	7.2	8.3	3.9	19.4	(7.7)	1986	2006
Tacoma - Seattle	WA	7.6	2.4	15.7	5.3	23.4	(11.1)	1985	2006
Salt Lake City - Layton	UT	3.3	0.7	4.5	1.8	7.0	(3.9)	1983	2006
Galveston East Beach	TX	3.4	3.5	5.5	4.7	13.7	(5.6)	1978	2006
Clearwater Airport	FL	3.6	2.6	5.7	2.1	10.4	(4.5)	1986	2006
Arlington - North / Dallas	TX	7.8	3.9	8.1	16.4	28.4	(9.4)	2006	2006
Las Cruces - Mesilla Valley	NM	1.3	3.7	5.6	(5.4)	3.9	(1.1)	1980	2006
Houston - Stafford Sugarland	TX	1.3	3.5	6.2	(5.3)	4.4	(1.0)	1986	2006
Tucson - East	AZ	2.9	4.3	5.5	2.9	12.7	(4.9)	1977	2006
Corpus Christi - North	TX	2.2	1.0	5.1	2.5	8.6	(6.2)	1973	2006
Phoenix - Thomas Road	AZ	2.2	2.0	4.7	1.8	8.5	(5.7)	1973	2006
Dallas - North Central	TX	2.2	2.9	8.0	2.4	13.3	(4.9)	1974	2006
San Antonio - Vance Jackson	TX	0.7	0.8	4.6	2.0	7.4	(5.5)	1974	2006
Huntsville - Research Park	AL	1.6	1.8	6.9	(1.8)	6.9	(5.3)	1985	2006
Kansas City - Lenexa	KS	1.0	1.0	5.0	2.3	8.3	(6.0)	1978	2006
Salt Lake City - Midvale	UT	1.9	0.8	4.3	2.2	7.3	(5.5)	1978	2006
Merrillville	IN	1.0	0.6	3.5	2.0	6.1	(4.4)	1979	2006
Cheyenne	WY	1.9	0.5	6.1	1.7	8.3	(6.4)	1981	2006
Omaha - Northwest	NE	1.1	0.6	6.8	(4.1)	3.3	(1.4)	1981	2006

			Initial Cost
Property Name	State	Encumbrances (1)	Land	Buildings and improvements and FF&E	Costs capitalized subsequent to acquisition (2)	Gross amount carried at close of period (3)	Accumulated depreciation	Year Built	Date of Acquisition
Albuquerque - Airport	NM	1.3	1.6	5.5	(3.4)	3.7	(0.9)	1982	2006
Fort Myers - Central	FL	1.6	3.4	7.3	(4.0)	6.7	(1.0)	1984	2006
Denver - Central	CO	3.2	0.8	5.9	2.0	8.7	(6.8)	1980	2006
Round Rock North	TX	1.8	1.9	4.5	2.2	8.6	(4.1)	1987	2006
Austin Capitol / Downtown	TX	7.1	4.5	9.2	5.3	19.0	(7.0)	1965	2006
Phoenix - North	AZ	2.3	3.6	6.6	(1.5)	8.7	(4.7)	1979	2006
Redding	CA	3.8	1.2	12.6	2.1	15.9	(7.6)	1965	2006
New Orleans - Airport	LA	7.3	4.8	4.9	6.3	16.0	(6.9)	1973	2006
Sacramento - Downtown	CA	5.6	3.0	11.6	(2.8)	11.8	(6.3)	1970	2006
Nashville - Airport/Opryland	TN	3.9	1.1	5.6	2.8	9.5	(4.5)	1986	2006
Buena Park	CA	9.6	4.7	10.4	3.2	18.3	(7.1)	1987	2006
San Antonio - Airport	TX	8.2	3.7	18.2	3.9	25.8	(10.7)	2002	2006
Lubbock - Medical Center	TX	1.8	0.5	10.6	(6.2)	4.9	(1.2)	1986	2006
Las Vegas Airport North Convention Center	NV	6.2	18.8	10.5	5.2	34.5	(8.3)	1984	2006
Fort Stockton	TX	2.5	0.5	4.3	1.4	6.2	(3.0)	1983	2006
San Marcos	TX	2.5	2.8	4.4	(1.8)	5.4	(0.9)	1993	2006
Kingsport Tri-Cities Airport	TN	2.2	0.5	6.6	2.1	9.2	(4.6)	1991	2006
Austin at The Domain	TX	6.3	4.1	10.2	5.7	20.0	(6.7)	1996	2006
Dallas - Addison Galleria	TX	2.9	2.6	5.6	2.6	10.8	(4.7)	1996	2006
Flagstaff	AZ	6.6	4.9	8.9	5.8	19.6	(6.5)	1996	2006
Macon	GA	2.4	2.6	11.1	(7.8)	5.9	(1.1)	1996	2006
Fort Lauderdale - Cypress Creek I-95	FL	4.7	4.2	10.8	(3.7)	11.3	(1.7)	1987	2006
Dallas - DFW Airport North / Irving	TX	3.7	2.4	5.6	5.7	13.7	(7.1)	1996	2006
Raleigh-Durham Airport / Hospitality Court	NC	4.0	3.8	10.2	3.2	17.2	(7.2)	1996	2006
Tucson - Airport	AZ	3.8	2.0	11.0	2.6	15.6	(7.1)	1996	2006
Denver - Tech Center	CO	4.8	1.1	7.6	5.3	14.0	(5.4)	1996	2006
Phoenix - Scottsdale	AZ	7.6	5.2	9.4	3.9	18.5	(6.3)	1996	2006
Birmingham - Homewood	AL	2.8	5.1	10.0	(8.1)	7.0	(1.1)	1996	2006
Fort Worth - North	TX	3.7	2.9	8.7	(2.6)	9.0	(0.8)	1996	2006
Myrtle Beach - Broadway Area	SC	5.8	1.2	7.6	3.3	12.1	(4.6)	1997	2006
Denver - Louisville / Boulder	CO	4.0	1.0	7.6	5.3	13.9	(5.3)	1997	2006
Shreveport Airport	LA	3.8	1.7	8.2	5.1	15.0	(5.4)	1997	2006
Fort Worth - City View	TX	3.1	6.3	8.0	(5.7)	8.6	(0.8)	1997	2006
Salt Lake City - Airport	UT	3.6	2.5	8.0	(2.4)	8.1	(0.9)	1997	2006
Raleigh - Crabtree	NC	4.0	3.6	9.8	3.9	17.3	(7.3)	1998	2006
Arlington - South / Dallas	TX	3.3	7.4	7.5	3.2	18.1	(5.7)	1997	2006
Alexandria Airport	LA	2.6	2.1	8.2	(6.6)	3.7	(1.0)	1997	2006

			Initial Cost
Property Name	State	Encumbrances (1)	Land	Buildings and improvements and FF&E	Costs capitalized subsequent to acquisition (2)	Gross amount carried at close of period (3)	Accumulated depreciation	Year Built	Date of Acquisition
Orem - University Parkway	UT	3.5	1.1	9.0	(3.0)	7.1	(0.8)	1997	2006
Houston - Galleria Area	TX	5.4	13.2	12.0	(10.3)	14.9	(1.3)	1998	2006
Atlanta - Alpharetta	GA	4.1	2.1	7.4	5.5	15.0	(5.3)	1997	2006
Tampa - Brandon Regency Park	FL	4.4	10.6	9.6	4.5	24.7	(5.8)	1997	2006
Raleigh - Cary	NC	2.6	1.5	7.7	3.5	12.7	(6.2)	1998	2006
Oklahoma City - Norman	OK	2.7	2.6	8.1	4.7	15.4	(5.4)	1997	2006
Dallas - Plano West	TX	3.5	1.9	7.9	(1.9)	7.9	(0.8)	1998	2006
Jacksonville - Butler Boulevard	FL	4.6	3.8	10.2	2.4	16.4	(6.1)	1997	2006
Grand Junction - Airport	CO	4.0	1.1	8.8	4.2	14.1	(5.5)	1998	2006
Atlanta - Conyers	GA	3.5	4.1	8.7	5.3	18.1	(6.1)	1998	2006
Pueblo	CO	4.8	1.3	7.2	1.8	10.3	(4.5)	1998	2006
Phoenix - Mesa West	AZ	4.5	3.3	10.5	3.1	16.9	(6.0)	1998	2006
Lakeland - West	FL	3.4	5.7	9.0	(7.9)	6.8	(0.9)	1997	2006
Panama City	FL	4.1	4.5	9.9	1.1	15.5	(3.3)	1998	2006
Mesa Superstition Springs	AZ	4.5	5.0	8.7	2.7	16.4	(5.6)	1997	2006
University of South Florida - Busch Gardens	FL	4.6	6.9	7.8	(5.3)	9.4	(0.9)	1997	2006
Denver - Airport / DIA	CO	8.6	4.9	13.6	6.2	24.7	(8.0)	1998	2006
Albuquerque - West	NM	4.1	1.1	6.7	2.2	10.0	(4.5)	1998	2006
Miami - Airport West	FL	4.1	4.7	11.2	3.7	19.6	(5.9)	1998	2006
Colorado Springs - South / Airport	CO	7.1	1.3	11.2	1.7	14.2	(6.2)	1998	2006
Ft. Lauderdale - Plantation at Peters Road	FL	4.8	4.3	10.4	3.7	18.4	(6.2)	1998	2006
New Orleans Downtown	LA	8.2	2.2	16.0	13.2	31.4	(11.1)	1999	2006
Phoenix - West / Peoria	AZ	5.3	4.5	8.8	1.7	15.0	(4.4)	1998	2006
Ft. Lauderdale - Airport	FL	4.3	2.5	10.7	5.7	18.9	(6.5)	1998	2006
Denver - Southwest / Lakewood	CO	5.8	1.2	6.7	1.8	9.7	(4.3)	1998	2006
Orlando - Lake Mary	FL	5.4	4.3	10.1	5.2	19.6	(6.8)	1998	2006
Ocala	FL	3.8	2.3	9.7	(4.6)	7.4	(0.9)	1998	2006
Phoenix - Chandler	AZ	3.6	4.6	8.1	4.6	17.3	(4.9)	1998	2006
Omaha - Southwest	NE	0.8	0.6	2.6	0.4	3.6	(2.7)	1979	2006
Cleveland - Macedonia	OH	1.9	0.8	2.1	2.1	5.0	(2.4)	1997	2006
Cleveland - Independence	OH	1.3	0.7	2.9	2.4	6.0	(3.5)	1990	2006
Milwaukee - Delafield	WI	2.3	1.7	5.2	2.2	9.1	(3.7)	1997	2006
Sheboygan	WI	1.6	0.3	4.4	1.7	6.4	(5.8)	1975	2006
Kansas City - North	MO	1.8	1.1	3.6	2.2	6.9	(4.1)	1991	2006
Springdale	AR	3.6	1.8	4.1	(0.4)	5.5	(1.4)	1994	2006
Hartford - Bradley International Airport	CT	3.7	1.3	6.0	7.4	14.7	(5.3)	1991	2006
Jacksonville - Mandarin / San Jose	FL	4.0	0.9	4.2	3.5	8.6	(4.2)	1989	2006

			Initial Cost
Property Name	State	Encumbrances (1)	Land	Buildings and improvements and FF&E	Costs capitalized subsequent to acquisition (2)	Gross amount carried at close of period (3)	Accumulated depreciation	Year Built	Date of Acquisition
Orlando - South	FL	1.7	3.4	4.7	(1.5)	6.6	(1.3)	1988	2006
Atlanta Midtown - Buckhead	GA	3.0	2.0	1.3	5.6	8.9	(2.1)	1985	2006
Clive - West Des Moines	IA	1.9	1.4	5.2	(1.4)	5.2	(0.8)	1993	2006
Chicago - Tinley Park	IL	1.5	0.5	4.1	3.9	8.5	(4.5)	1995	2006
Baton Rouge - Siegan Lane	LA	2.6	1.9	4.5	(3.0)	3.4	(0.9)	1985	2006
Auburn - Worcester	MA	1.5	—	1.8	2.6	4.4	(2.7)	1985	2006
Detroit - Canton	MI	1.3	0.7	3.9	2.2	6.8	(3.5)	1987	2006
Detroit - Southgate	MI	1.6	0.7	4.8	1.3	6.8	(3.6)	1991	2006
Meridian	MS	1.8	1.3	3.3	2.0	6.6	(3.7)	1985	2006
Plattsburgh	NY	1.3	1.6	4.5	(1.8)	4.3	(1.1)	1996	2006
Cleveland - Airport North	OH	1.6	—	3.1	2.4	5.5	(0.8)	1992	2006
Mansfield	OH	1.7	1.5	3.7	(0.6)	4.6	(0.9)	1996	2006
Hershey - Harrisburg Airport	PA	3.3	3.1	5.8	(2.7)	6.2	(0.9)	1990	2006
Nashville - Franklin	TN	3.0	0.7	3.5	2.5	6.7	(3.2)	1993	2006
Milwaukee - Airport / Oak Creek	WI	1.9	0.8	5.7	1.3	7.8	(4.1)	1988	2006
Stevens Point	WI	0.8	0.2	3.4	1.0	4.6	(2.6)	1989	2006
Tampa - Fairgrounds Casino	FL	3.2	0.9	3.0	2.0	5.9	(3.3)	1988	2006
Toledo - Perrysburg	OH	1.7	1.6	1.8	2.0	5.4	(2.1)	1996	2006
Columbia	MO	2.3	1.1	4.6	(1.3)	4.4	(1.3)	1988	2006
Melbourne Viera	FL	4.2	7.8	5.2	2.5	15.5	(3.9)	1995	2006
Naples - East	FL	3.2	1.0	5.2	0.5	6.7	(0.9)	1995	2006
Sunrise Sawgrass Mills	FL	3.4	3.8	5.2	5.3	14.3	(5.5)	1995	2006
Detroit - Utica	MI	4.2	2.1	5.4	5.8	13.3	(4.6)	1997	2006
Miami - Cutler Bay	FL	4.1	4.6	4.9	(0.3)	9.2	(1.6)	1996	2006
Chicago - Willowbrook	IL	2.8	2.3	6.3	(2.4)	6.2	(1.0)	1987	2006
Austin Round Rock	TX	2.5	1.2	1.6	3.2	6.0	(0.7)	1998	2006
Milwaukee - West / New Berlin	WI	2.3	3.7	2.2	(0.6)	5.3	(0.7)	2001	2006
Boston - Somerville	MA	10.8	—	12.5	4.0	16.5	(8.2)	2000	2006
Los Angeles - LAX Airport	CA	16.3	3.1	17.6	32.7	53.4	(15.4)	1972	2006
Orange County Airport	CA	8.1	2.2	12.4	16.3	30.9	(9.7)	1985	2006
Myrtle Beach- North Kings Highway	SC	3.9	1.2	5.7	6.5	13.4	(4.6)	1986	2006
Islip - MacArthur Airport	NY	6.6	2.3	16.9	(6.6)	12.6	(2.0)	2006	2006
Anaheim	CA	5.6	—	7.3	5.1	12.4	(5.6)	1992	2006
Minneapolis - Bloomington West	MN	4.3	2.1	12.2	11.7	26.0	(9.5)	1980	2006
Chicago Downtown	IL	18.2	1.5	8.4	49.2	59.1	(17.7)	2009	2009
Fort Lauderdale - Northeast	FL	—	—	9.2	(0.9)	8.3	(2.4)	1968	2006
West Palm Beach - Florida Turnpike	FL	3.3	1.1	6.4	4.4	11.9	(4.5)	1988	2006

			Initial Cost
Property Name	State	Encumbrances (1)	Land	Buildings and improvements and FF&E	Costs capitalized subsequent to acquisition (2)	Gross amount carried at close of period (3)	Accumulated depreciation	Year Built	Date of Acquisition
South Burlington	VT	3.0	1.7	7.3	2.4	11.4	(4.0)	1988	2007
St. Albans	VT	1.9	1.2	4.7	(1.1)	4.8	(1.1)	1996	2006
Fort Myers Beach / Sanibel Gateway	FL	4.8	1.7	9.8	9.7	21.2	(5.3)	1986	2006
Charlotte - Airport North	NC	2.5	1.0	4.1	2.9	8.0	(3.6)	1986	2006
Charleston - Riverview	SC	6.6	1.8	9.9	4.0	15.7	(5.5)	1987	2006
Sacramento - Rancho Cordova	CA	5.1	2.6	9.3	8.8	20.7	(5.4)	1985	2006
Thousand Oaks - Newbury Park	CA	3.2	2.0	11.5	0.6	14.1	(6.1)	1987	2006
Baltimore - North	MD	3.6	2.2	12.3	(6.6)	7.9	(1.1)	1987	2007
Baltimore - BWI Airport	MD	3.6	3.2	18.3	(12.2)	9.3	(1.3)	1990	2007
Columbia / Fort Meade	MD	2.4	2.5	13.4	(11.9)	4.0	(1.0)	1989	2007
New Haven	CT	2.8	—	6.1	1.0	7.1	(2.0)	1972	2007
Portland	ME	4.6	1.3	5.4	9.4	16.1	(4.5)	1985	2007
Salem	NH	2.8	1.3	4.9	2.4	8.6	(0.9)	1987	2007
Stamford / New York City	CT	2.9	5.6	16.8	(8.6)	13.8	(7.1)	1975	2007
Warwick Providence Airport	RI	2.9	2.9	10.3	(5.7)	7.5	(1.0)	1990	2007
Virginia Beach	VA	4.8	3.7	8.6	9.2	21.5	(5.4)	1987	2007
Garden City	NY	4.3	7.6	14.8	(9.4)	13.0	(1.8)	1999	2007
Oshkosh	WI	1.4	1.0	2.7	2.1	5.8	(4.2)	1973	2006
Fort Lauderdale - Tamarac East	FL	1.1	1.0	2.0	3.4	6.4	(1.3)	1988	2006
Tampa - Brandon West	FL	2.5	6.7	3.0	(3.4)	6.3	(1.3)	1985	2006
Atlanta - Roswell	GA	1.7	1.2	2.3	2.5	6.0	(2.6)	1990	2006
Indianapolis - East/Post Drive	IN	1.3	3.5	4.6	(4.5)	3.6	(0.7)	1993	2006
Kenosha - Pleasant Prairie	WI	0.9	0.9	3.0	1.3	5.2	(3.5)	1979	2006
North Little Rock - McCain Mall	AR	2.5	0.9	4.2	2.0	7.1	(3.5)	1990	2006
Savannah - Southside	GA	2.7	1.8	4.2	2.7	8.7	(4.8)	1986	2006
Albuquerque - Northwest	NM	—	—	4.4	(2.1)	2.3	(0.6)	1990	2006
Houston - Baytown East	TX	2.9	0.4	1.4	2.9	4.7	(2.3)	1994	2006
Nashville - Airport	TN	4.1	1.0	5.2	2.8	9.0	(5.2)	1985	2006
Minneapolis Airport / Bloomington	MN	2.0	—	7.0	4.1	11.1	(10.0)	1989	2006
Las Cruces - Organ Mountain	NM	1.2	2.6	1.6	(1.3)	2.9	(0.7)	1997	2006
El Paso - East	TX	1.5	1.3	4.9	1.8	8.0	(3.5)	1996	2006
El Paso - West Bartlett	TX	0.9	1.0	4.3	(1.8)	3.5	(0.8)	1992	2006
Lakeland - East	FL	1.8	5.3	3.8	(3.0)	6.1	(1.2)	1996	2006
Miami - Airport East	FL	3.9	2.6	6.1	6.5	15.2	(6.8)	1991	2006
Boston-Andover	MA	4.8	—	1.9	12.3	14.2	(4.4)	1981	2006
Denver - Englewood/Tech Center	CO	4.5	1.4	4.1	2.6	8.1	(1.6)	1972	2006
Bannockburn/Deerfield	IL	—	—	9.2	(4.0)	5.2	(2.2)	1999	2006

			Initial Cost
Property Name	State	Encumbrances (1)	Land	Buildings and improvements and FF&E	Costs capitalized subsequent to acquisition (2)	Gross amount carried at close of period (3)	Accumulated depreciation	Year Built	Date of Acquisition
Cincinnati - Sharonville	OH	3.4	2.8	8.6	(1.8)	9.6	(1.5)	1997	2006
San Antonio - Downtown	TX	7.1	2.5	13.0	6.6	22.1	(7.1)	1999	2006
Appleton - College Avenue	WI	1.6	1.6	5.1	2.2	8.9	(6.2)	1988	2006
Milwaukee Bayshore Area	WI	2.8	0.4	11.2	(5.1)	6.5	(1.6)	1994	2006
Madison - American Center	WI	1.9	1.1	8.0	(2.0)	7.1	(2.0)	1997	2006
Clifton/Rutherford	NJ	—	—	24.6	8.3	32.9	(19.0)	1973	2014
Fairfield	NJ	1.7	—	7.7	(6.1)	1.6	(0.3)	1974	2014
Armonk Westchester County Airport	NY	—	—	8.4	(8.4)	—	—	1973	2014
Coral Springs South	FL	3.3	2.1	7.7	1.0	10.8	(2.2)	1987	2014
Deerfield Beach I-95	FL	2.1	0.8	6.5	(1.2)	6.1	(0.7)	1986	2014
Sunrise	FL	3.9	3.0	9.3	0.7	13.0	(2.4)	1994	2014
Miami Lakes	FL	4.5	3.7	8.0	1.7	13.4	(2.8)	1989	2014
Naples - Downtown	FL	3.9	2.7	8.3	1.3	12.3	(2.3)	1989	2014
Plantation - SW 6th Street	FL	4.0	2.2	9.1	2.4	13.7	(2.8)	1990	2014
Sarasota Downtown	FL	5.0	2.1	9.5	(3.8)	7.8	(0.9)	1990	2014
West Palm Beach Airport	FL	4.1	2.0	7.5	0.5	10.0	(2.0)	1989	2014
Fort Lauderdale - Tamarac	FL	2.2	2.0	6.7	(1.2)	7.5	(0.8)	1987	2014
Unallocated (1)		(50.2)	—	—	—	—	—
		$921.4	$701.6	$1,977.5	$433.9	$3,113.0	$(1,216.0)
 __________
Each of our hotels and improvements have depreciable lives of 5 to 40 years. Furniture, fixtures and other equipment (“FF&E”) have depreciable lives ranging from 2 to 10 years.
Each of our hotels is under the La Quinta brand.

(1)	The amount of encumbrances represents the lender allocated amount of our CMBS Facility. The “Unallocated” line represents paydowns of our CMBS Facility that were not allocated to a specific property.

(2)	Includes adjustments to basis, such as impairment losses and casualty adjustments.

(3)	The aggregate cost of real property for federal income tax purposes is approximately $2.5 billion at December 31, 2019 (unaudited).

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 is as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Real Estate:
Balance at the beginning of the year	$3,643	$3,808	$3,697
Additions/improvements	95	188	186
Assets disposed/written-off/impaiments	(625)	(353)	(75)
Balance at the end of the year	$3,113	$3,643	$3,808

Accumulated Depreciation:
Balance at the beginning of the year	$1,386	$1,425	$1,332
Depreciation expense	181	154	140
Deductions	(351)	(193)	(47)
Balance at the end of the year	$1,216	$1,386	$1,425

*****

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Item 9B. Other Information

As previously disclosed, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), CorePoint Lodging Inc.’s indirect wholly owned subsidiary and the direct wholly owned subsidiary of CorePoint Operating Partnership L.P. (“CorePoint OP”), and CorePoint OP are party to a Credit Agreement, dated as of May 30, 2018, as amended by the First Amendment to Credit Agreement, dated as of November 13, 2019, providing for a $150 million revolving credit facility (the “Revolving Facility”). As of December 31, 2019, no amounts were outstanding under the Revolving Facility and $100 million of the $150 million were available to be drawn. The Revolving Facility is described under “Revolving Facility” in Note 5, “Debt” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which description is incorporated by reference herein. Such description does not purport to be complete and is qualified in its entity by reference to the Credit Agreement, dated as of May 30, 2018, as amended by the First Amendment to Credit Agreement, dated as of November 13, 2019, and the related Guaranty and Security Agreement, dated as of May 30, 2018, which are filed as Exhibits 10.12, 10.13 and 10.4, respectively, to this Annual Report on Form 10-K.

On March 12, 2020, we provided notice to the lenders to borrow substantially all of our current availability under the Revolving Facility. The current interest rate for the borrowings under the Revolving Facility is approximately 5.3%. The proceeds from the Revolving Facility borrowing will be held on balance sheet, resulting in total cash and cash equivalents pro forma for such borrowings of approximately $200 million as of March 12, 2020. CorePoint borrowed under the Revolving Facility as a precautionary measure in order to increase its cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak. In accordance with the terms of the Revolving Facility, the proceeds from the Revolving Facility borrowing may in the future be used for working capital and general corporate purposes permitted by the Revolving Facility. The amount available under the Revolving Facility is subject to change from time to time and could be affected by subsequent operating results, including but not limited to hotel performance and sales of hotels. Such changes could result in additional availability that could provide for additional draws or requirements to repay outstanding amounts under the Revolving Facility.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

Item 11.     Executive Compensation
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.  CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth, as of December 31, 2019, certain information related to our compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by stockholders (1):	5,072	—	6,434,733
____________

(1)	Includes our 2018 Omnibus Incentive Plan.

(2)	Relates to restricted stock units granted to our non-employee directors under our 2018 Omnibus Incentive Plan.

(3)
Relates to additional shares reserved for future awards under our 2018 Omnibus Incentive Plan. Our 2018 Omnibus Incentive Plan provides that the total number of shares that may be issued under such plan is 8,000,000 (the “Plan Share Reserve”); provided, however, that the Plan Share Reserve shall automatically be increased on the first day of each fiscal year following the 2018 fiscal year by a number of shares equal to the lesser of (i) the difference between (x) 10% of the total number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, and (y) the number of shares of our common stock remaining in the Plan Share Reserve on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares as may be determined by our board of directors.

The remaining information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.  CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report.
(1) Financial Statements
We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedules
Schedule III - Real Estate and Accumulated Depreciation
We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.
All other financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule, or is included within the consolidated financial statements or notes thereto.

(3) Exhibits:

Exhibit Number	Exhibit Description

2.1
Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed on April 3, 2018 (File no. 001-38168)).

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

3.4	Bylaws of CorePoint Lodging Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

4.1	Description of CorePoint Lodging Inc.’s Securities

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

10.11
Guaranty Agreement, dated as of May 30, 2018, by CorePoint Operating Partnership L.P. in favor of JPMorgan Chase Bank, National Association, as lender (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.12
Credit Agreement, dated as of May 30, 2018, by and among CorePoint Borrower L.L.C., CorePoint Operating Partnership L.P., JPMorgan Chase Bank N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.13
First Amendment to the Credit Agreement, dated as of November 13,2019, by and among CorePoint Borrower L.L.C., CorePoint Operating Partnership L.P., JPMorgan Chase Bank N.A., as administrative agent, and the other parties party thereto (filed herewith).

10.14
Guaranty and Security Agreement, dated as of May 30, 2018, by and among CorePoint Borrower, L.L.C., CorePoint Operating Partnership L.P., the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.15*
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

10.27*
Separation and Release Agreement, effective as of May 15, 2019, between CorePoint Lodging Inc. and John W. Cantele (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2019 (File no. 001-38168)).

10.28*
Offer Letter, dated May 5, 2018, between CorePoint Lodging Inc. and Daniel E. Swanstrom II (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed on May 7, 2018 (File no. 001-38168)).

10.29*
Offer Letter, dated June 21, 2018, by and between CorePoint Lodging Inc. and Howard S. Garfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File no. 001-38168)).

10.30*
Consulting Agreement, dated September 11, 2018, by and between CorePoint Lodging Inc. and Glenn Alba (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (File no. 001-38168)).

10.31*
CorePoint Lodging Inc. Short Term Incentive Plan for Section 16 Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2019 (File no. 001-38168)).

10.32*
Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2019 Time-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2019 (File no. 001-38168)).

Exhibit Number	Exhibit Description
10.33*
Form of Restricted Stock Unit Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2019 Performance-Based Vesting award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2019 (File no. 001-38168)).

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

32.2
Certificate of Executive Vice President and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)
__________
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

Item 16.  Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2020.

COREPOINT LODGING INC.

By:	/s/ Keith A. Cline
Name:	Keith A. Cline
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March 2020.

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