Form 10-Q
period 2020-03-31
CorePoint Lodging Inc.
filed 2020-05-21
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The registrant had outstanding 58,155,570 shares of common stock as of April 30, 2020.

1

COREPOINT LODGING INC.
FORM 10-Q TABLE OF CONTENTS
FOR THE PERIOD ENDED MARCH 31, 2020

EXPLANATORY NOTE

CorePoint Lodging Inc. (the “Company”), is relying on the “Order Under Section 36 of the Securities Exchange Act Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) (the “Order”), issued by the Securities and Exchange Commission in light of the novel coronavirus (“COVID-19”) pandemic, to file this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report on Form 10-Q”), originally due on May 11, 2020, on the date hereof.

The Company was not able to file this Quarterly Report on Form 10-Q by its original due date as a result of disruptions caused by the COVID-19 pandemic, including the impact of the Company’s work-from-home policy which it implemented to protect its employees, which slowed the Company’s routine quarterly close process, and the need to perform additional analyses and procedures relating to COVID-19’s potential impact on the Company’s business and operations and on the financial statements included in this Quarterly Report on Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of CorePoint Lodging Inc. (together with its consolidated subsidiaries, “CorePoint,” “we,” “our,” “us,” or the “Company”) contains “forward-looking statements” within the meaning of the federal securities laws. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, beliefs, business strategies, future events, business conditions, results of operations, financial position and our business outlook, business trends and other information referred to in this Quarterly Report on Form 10-Q are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “will,” “should,” “could,” “seek” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs, estimates and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, estimates and projections will result or be achieved, and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020, and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•
the duration and severity of governmental, market and individual responses to the COVID-19 pandemic, including negative effects on our operations, liquidity, access to capital, compliance with lender covenants and our ability to operate as a going concern;

•
increased operating expenses resulting from the COVID-19 pandemic, including costs related to suspending and then resuming operations at hotels, increased cleaning, additional health and safety supplies, costs of furloughing, re-hiring and retaining staff, and increases in customer acquisition costs and marketing;

•	inability to execute our non-core hotel transition strategy on satisfactory terms and in a timely manner;

•	business and financial risks inherent to the lodging industry, including adverse trends in consumer and business travel;

•	macroeconomic and other factors beyond our control;

•	contraction in the United States and global economy or low levels of economic growth due to COVID-19 or other macroeconomic effects;

•	the geographic concentration of our hotels;

•	inability to compete effectively;

•	our concentration in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand;

•	our dependence on the performance of LQ Management L.L.C. (“LQM”) and other future third-party hotel managers and franchisors;

•	covenants in our hotel franchise and management agreements that limit or restrict the sale of our hotels or impose brand standards;

•	inability to maintain good relationships with LQM, La Quinta Franchising LLC (“LQ Franchising”) and other third-party hotel managers and franchisors;

•	delays or increased expense relating to our efforts to renovate, develop or redevelop our hotels, including restorations related to property damages;

•	seasonal and cyclical volatility in the lodging industry;

•	effect of severe weather, natural disasters, or other events resulting in property damage or disruption of hotel operations;

•	decreases in revenue without corresponding decreases in expenses;

•	the capital-intensive nature of our business;

•	risks resulting from significant investments in real estate;

•	risks posed by our disposition activities, as well as our acquisition, redevelopment, repositioning, renovation and re-branding activities;

•
risks associated with dispositions of hotel properties, including our ability to successfully contract with qualified buyers and the risk that purchasers may not have access to capital or meet other requirements to complete the purchase;

•	required capital expenditures and costs associated with, or failure to maintain, brand standards;

•	the loss of a brand license at one or more of our hotels;

•	cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems;

•	the growth of internet reservation channels;

•	disruptions to the functioning or transition of the reservation systems, accounting systems or other technology programs for our hotels;

•	the cessation, reduction or taxation of program benefits of loyalty programs or our access to it;

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

•
our substantial indebtedness, upcoming maturities and compliance with terms of the agreements governing our existing indebtedness such as debt service payment requirements, liquidity requirements and other financial requirements, as well as related covenant restrictions limiting new indebtedness, certain investments and restricted payments such as paying dividends on, or repurchasing common stock;

•	risks related to qualifying and maintaining our qualifications as a real estate investment trust (“REIT”);

•	our ability to achieve and maintain effective internal control over financial reporting, including with respect to information obtained from our manager; and

•	the significant influence of affiliates of The Blackstone Group Inc. (“Blackstone”) over us.
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

PART I ‑ FINANCIAL INFORMATION

Item 1.	Financial Statements

CorePoint Lodging Inc.
Condensed Consolidated Balance Sheets (Unaudited)
($ in millions, except per share amounts)

	March 31, 2020	December 31, 2019
Assets:
Real estate:
Land	$580	$604
Buildings and improvements	2,081	2,162
Furniture, fixtures, and other equipment	328	347
Gross operating real estate	2,989	3,113
Less accumulated depreciation	(1,186)	(1,216)
Net operating real estate	1,803	1,897
Construction in progress	9	14
Total real estate, net	1,812	1,911

Right of use assets	21	21
Cash and cash equivalents	234	101
Accounts receivable	26	33
Other assets	53	43
Total Assets	$2,146	$2,109

Liabilities and Equity:

Liabilities:
Debt, net	$979	$915
Mandatorily redeemable preferred shares	15	15
Accounts payable and accrued expenses	77	82
Dividends payable	11	11
Other liabilities	50	43
Deferred tax liabilities	7	6
Total Liabilities	1,139	1,072
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 1.0 billion shares authorized; 58.1 million and 57.2 million shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in-capital	956	954
Retained earnings	48	80
Noncontrolling interest	2	2
Total Equity	1,007	1,037
Total Liabilities and Equity	$2,146	$2,109

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rooms	$143	$204
Other	3	4
Total Revenues	146	208
Operating Expenses:
Rooms	79	93
Other departmental and support	24	31
Property tax, insurance and other	16	17
Management and royalty fees	14	21
Corporate general and administrative	8	8
Depreciation and amortization	40	44
Impairment loss	2	—
Gain on sales of real estate	(23)	—
Gain on casualty	(2)	—
Total Operating Expenses	158	214
Operating Loss	(12)	(6)
Other Income (Expense):
Interest expense	(14)	(18)
Other income, net	3	2
Total Other Expenses	(11)	(16)
Loss before income taxes	(23)	(22)
Income tax benefit (expense)	2	(5)
Net loss	$(21)	$(27)

Weighted average common shares outstanding - basic and diluted	56.5	58.6

Basic and diluted loss per share	$(0.37)	$(0.47)

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except per share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Noncontrolling Interest	Total Equity
	Shares	Par Value
Balance as of January 1, 2019	59.5	$1	$974	$319	$3	$1,297
Cumulative effect of a change in accounting principle	—	—	—	1	—	1
Net loss	—	—	—	(27)	—	(27)
Dividends on common stock ($0.20 per share)	—	—	—	(12)	—	(12)
Equity-based compensation	0.4	—	2	—	—	2
Purchase of common stock	(0.7)	—	(9)	—	—	(9)
Balance as of March 31, 2019	59.2	$1	$967	$281	$3	$1,252

Balance as of January 1, 2020	57.2	$1	$954	$80	$2	$1,037
Net loss	—	—	—	(21)	—	(21)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	0.9	—	2	—	—	2
Balance as of March 31, 2020	58.1	$1	$956	$48	$2	$1,007

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(21)	$(27)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	40	46
Amortization of deferred costs and other assets	5	4
Impairment loss	2	—
Gain on casualty	(2)	—
Gain on sales of real estate	(23)	—
Equity-based compensation expense	2	2
Changes in assets and liabilities:
Accounts receivable	2	(4)
Other assets	(2)	7
Accounts payable and accrued expenses	2	(1)
Other liabilities	—	3
Net cash provided by operating activities	5	30
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(9)	(22)
Lender and other escrows	(2)	—
Insurance proceeds related to real estate casualties	2	2
Proceeds from sales of real estate	90	5
Net cash provided by (used in) investing activities	81	(15)
Cash flows from financing activities:
Proceeds from debt	110	—
Repayment of debt	(50)	(4)
Payment of property insurance financing	(2)	—
Dividends on common stock	(11)	(12)
Purchase of common stock	—	(6)
Net cash provided by (used in) financing activities	47	(22)
Increase (decrease) in cash and cash equivalents	133	(7)
Cash and cash equivalents at the beginning of the period	101	68
Cash and cash equivalents at the end of the period	$234	$61

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Organization and Basis of Presentation
Organization and Business
CorePoint Lodging Inc., a Maryland corporation, is a publicly traded (NYSE: CPLG) self-administered lodging real estate investment trust (“REIT”) primarily serving the upper midscale and midscale segments, with a portfolio of select-service hotels located in the United States (“U.S.”). As used herein, “CorePoint,” “we,” “us,” “our,” or the “Company” refer to CorePoint Lodging Inc. and its subsidiaries unless the context otherwise requires.
The following table sets forth the number of owned and joint venture hotels and approximate number of rooms at such hotels as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
	Hotels	Rooms	Hotels	Rooms
Owned	247	32,100	270	34,800
Joint Venture	1	200	1	200
Totals	248	32,300	271	35,000

For U.S. federal income tax purposes, we made an election to be taxed as a REIT, effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. As a REIT, we are generally not subject to federal corporate income tax on the portion of our net income that is currently distributed to our stockholders. To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage our hotels. Therefore, we lease the hotel properties to CorePoint TRS L.L.C., our wholly-owned taxable REIT subsidiary (“CorePoint TRS”), which engages third-party eligible independent contractors to manage the hotels. CorePoint TRS is subject to federal, state and local income taxes. To maintain our REIT status, we must distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. We intend to continue to meet our distribution and other requirements as required by the Code.
Interim Unaudited Financial Information
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of March 31, 2020 and December 31, 2019, and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2020 and 2019.
The accompanying condensed consolidated financial statements include our accounts, as well as our wholly owned subsidiaries and any consolidated variable interest entities (“VIEs”). We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our stockholders. All intercompany transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items as: income taxes; impairment of long-lived assets; casualty losses; fair value evaluations; depreciation and amortization; equity-based compensation measurements; and going concern evaluations. Actual results could differ from those estimates.

2.     Significant Accounting Policies and Recently Issued Accounting Standards
Investment in Real Estate

Property and equipment and other investments in real estate are stated at cost less accumulated depreciation computed using a straight-line method over the following estimated useful life of each asset. Buildings and improvements have an estimated useful life of 5 to 40 years, furniture, fixtures and other equipment have an estimated useful life of 2 to 10 years, and leasehold improvements are depreciated over the shorter of the underlying lease term or the useful lives of the related assets, generally ranging from one to 25 years.
We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third-party contract labor, materials, professional design and other direct costs, and during the redevelopment and renovation period interest, real estate taxes and insurance costs. The interest, real estate taxes and insurance capitalization period begins when the activities related to the development have begun and ceases when the project is substantially complete, and the assets are held available for use or occupancy. Once such a project is substantially complete and the associated assets are ready for intended use, interest, real estate taxes and insurance costs are no longer capitalized. Normal maintenance and repair costs are expensed as incurred.

Impairment of Real Estate Related Assets

For our investments in real estate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes are present, we assess the property’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  Any such impairment is treated for accounting purposes similar to an asset acquisition at the estimated fair value, which includes establishing a new cost basis and the elimination of the asset’s accumulated depreciation and amortization.

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
Accounts Receivable
Accounts receivable primarily consists of receivables due from insurance settlements, our hotel manager, hotel guests, and credit card companies and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on expected losses incurred over the life of the receivable, considering our historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when collection is not probable. We record uncollectible operating lease receipts as a direct offset to room revenues. Our insurance settlement receivables are recorded based upon the terms of our insurance policies and our estimates of insurance losses.  As of March 31, 2020 and December 31, 2019, we had $9 million and $12 million of insurance settlement receivables, respectively. As of March 31, 2020 and December 31, 2019, we had $6 million and $9 million of receivables, respectively, related to the 2019 settlement of disputes with our hotel manager (the “Wyndham Settlement”). Remaining payments on the Wyndham Settlement are required to be paid no later than June 2021.

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

Lessee Accounting

We determine if an arrangement is a lease at inception. Our operating lease agreements are primarily for ground leases and our corporate office lease, where the asset is classified within “right of use assets” and the operating lease liability is classified within “other liabilities” in our condensed consolidated balance sheets.

Right of use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of payments based on a rate or index established subsequent to the lease commencement date and non-lease services related to the ground lease, primarily real estate taxes. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate. Our incremental borrowing rate is based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and a fully levered borrowing. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised. In our evaluation of the lease term, we consider other arrangements, primarily our debt and franchise agreements, which may have economic consequences related to failure to renew certain ground leases. For accounting purposes, such lease terms are not adjusted unless the contractual terms are modified. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
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
We record all derivatives at fair value. On the date the derivative contract is entered into, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Cash Flow Hedge are recorded in comprehensive income (loss) until they are reclassified into earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Fair Value Hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Changes in fair value of undesignated hedge instruments are recorded in current period earnings. As of March 31, 2020 and December 31, 2019, our only derivative, an interest rate cap, is an undesignated hedge instrument.
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
Income Taxes
We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2020 or 2019 related to our REIT operations; however, CorePoint TRS, our wholly owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes and we may be subject to state and local taxes. We were subject to U.S. federal, state and local taxes prior to our REIT election.
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
In determining our tax expense for financial statement reporting purposes, we must evaluate our compliance with the Code, including the transfer pricing determinations used in establishing rental payments between the REIT and CorePoint TRS. Accounting for income taxes requires, among others, interpretation of the Code, estimated tax effects of transactions, and evaluation of probabilities of sustaining tax positions, including realization of tax benefits. We recognize tax positions only after determining that the relevant tax authority would more likely than not sustain the position following the audit.  The final resolution of those assessments may subject us to additional taxes. In addition, we may incur expenses defending our positions during Internal Revenue Service (“IRS”) tax examinations, even if we are able to eventually sustain our position with the tax authorities.
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
Substantially all of our revenues are derived from our lodging operations at our hotels. Lodging operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the novel coronavirus (“COVID-19”) pandemic, which could adversely affect our business, financial condition and results of operations.
We have a concentration of hotels operating in Texas, Florida and California. The number of hotels and percentages of total hotels as of March 31, 2020 and 2019, and the percentages of our total revenues from these states for the three months ended March 31, 2020 and 2019 is as follows:

	March 31, 2020			March 31, 2019
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Texas	47	19%	18%	68	22%	21%
Florida	45	18%	25%	49	16%	22%
California	21	8%	12%	21	6%	10%
Total	113	45%	55%	138	44%	53%

The decrease in hotels from March 31, 2019 to March 31, 2020 is due to the sale of hotels.

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
Principal Components of Expenses
As more fully explained in Note 8 “Commitments and Contingencies” our management company is responsible for the day to day operations of our hotels.  For many expenses, the manager directly contracts for the services in the capacity as a principal, and we reimburse our manager in accordance with the agreements.  We present the following expense components and only classify the fee portion of expense as management and royalty fees.  We classify all amounts owed to our manager and franchisor in accounts payable and accrued expenses.
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

Newly Issued Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance enhances and simplifies various aspects of the current income tax guidance and reduces complexity by removing certain exceptions to the general framework. The guidance is effective for us January 1, 2021. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position and results of operations.
Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements for fair value measurements. While some disclosures have been removed or modified, new disclosures have been added. We adopted this guidance on January 1, 2020, and it did not have a material impact on our consolidated financial position and results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance primarily affects financial assets and net investment in leases that are not accounted for at fair value through net income but excludes operating lease receivables. The guidance primarily applies to our non-lease trade receivables, casualty insurance claim receivables, Wyndham Settlement receivable and any future financial assets that have the contractual right to receive cash that we may acquire in the future. We adopted this guidance on January 1, 2020, and it did not have a material impact on our consolidated financial position and results of operations.

3.     Investments in Real Estate

During the three months ended March 31, 2020, 23 hotels were sold for gross proceeds of $100 million resulting in a gain on sale of $23 million.

For the three months ended March 31, 2020 we recorded an impairment loss of $2 million, related to final disposal costs related to a previously impaired hotel property. In connection with our impairment analysis as of March 31, 2020, we considered the financial effects related to the COVID-19 pandemic as a change in circumstances requiring an impairment review. We performed the impairment analysis consistent with GAAP which incorporated the real estate carrying value adjustments resulting from the impairment losses in 2019 and 2018 of $141 million and $154 million, respectively. We also considered the market information related to the hotels we sold in 2019 and those sold in the three months ended March 31, 2020 which resulted in gain on sales of $32 million and $23 million, respectively, as well as hotels under sales contracts as of March 31, 2020, each in relation to the underlying real estate carrying amounts. After also considering other factors related to recoverability of our real estate assets, we have concluded there were no additional impairment losses for the three months ended March 31, 2020. We will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 data and analysis related to our operations, fair value and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Those changes in circumstances and analysis may result in impairment losses in future periods. We had no impairment loss for the three months ended March 31, 2019.

We have experienced hurricane and fire related damages to certain of our hotels. We carry comprehensive property, casualty, flood and business interruption insurance that we anticipate will cover our losses at these hotels, subject to deductibles. For the three months ended March 31, 2020 we had no involuntary conversion write-off of net book value of damaged assets. Certain of our hotels had closures and disruptions to business primarily due to hurricanes and fires. For the three months ended March 31, 2020 and 2019, we recorded business interruption insurance proceeds of $2 million, and $1 million, respectively, which are included in “other income, net” on our condensed consolidated statements of operations. As of March 31, 2020, we have not recognized any potential claims related to the COVID-19 pandemic losses. Given the contractual uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

Construction in progress primarily includes capitalized costs for ongoing projects that have not yet been put into service. We have pledged substantially all of our investments in real estate as collateral for our CMBS Facility (as defined below).

4.     Other Assets

The following table presents other assets as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Lender and other escrows	$21	$20
Prepaid expenses	17	10
Intangible assets, net	4	4
Federal and state tax receivables	4	—
Other assets, primarily hotel supplies	7	9
Total other assets	$53	$43

5.     Debt
The following table presents the carrying amount of our debt as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019	Interest Rate (1)	Maturity Date
CMBS Facility	$871	$921	One-month LIBOR + 2.75%	June 2020(2)
Revolving Facility	110	—	One-month LIBOR + 4.50%	May 2020(3)
	981	921
Less deferred finance costs	(2)	(6)
Total debt, net	$979	$915
____________________

(1)	One-month LIBOR at March 31, 2020 and December 31, 2019 was 0.99% and 1.76%, respectively.

(2)
After maturity in June 2020, includes five one-year extension options at our option, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower (as defined below) either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement (as defined below).

(3)
After maturity in May 2020, includes a one-year extension option at our option, subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility (as defined below).

CMBS Facility
Certain indirect wholly-owned subsidiaries of CorePoint Lodging Inc. (collectively, the “CorePoint CMBS Borrower”), CorePoint TRS and CorePoint Operating Partnership L.P. (“CorePoint OP”) are parties to a loan agreement (the “CMBS Loan Agreement”) providing for a secured mortgage loan secured primarily by mortgages for substantially all of our wholly-owned and ground leased hotels, an excess cash flow pledge for seven owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”).

The CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR and (ii) 2.75% per annum for the first five years of the term, 2.90% for the sixth year of the term and 3.00% for the seventh year of the term. Interest is generally payable monthly.
The CMBS Facility matures on June 9, 2020, with five one-year extension options, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement. No principal payments are due prior to the scheduled or extended maturity date. The CMBS Facility is pre-payable in whole or in part subject to payment of all accrued interest through the end of the applicable accrual period. In March 2020, we provided notice to extend the CMBS Facility for one year upon maturity. In connection with the extension, in April 2020, we purchased a new interest rate cap with a termination date of June 15, 2021. We believe we have met and will meet all requirements to extend the CMBS Facility for one year from the current maturity date.
We may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. During the three months ended March 31, 2020, primarily in connection with the sale of 23 secured hotel properties, $50 million of the net proceeds were used to pay down the principal of the CMBS Facility.
The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of March 31, 2020, we believe we were in compliance with these covenants.
At the origination of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, the CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts during the continuation of an event of default under the loan or if and while the Debt Yield for the CMBS Facility falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters. As of March 31, 2020, we believe we were in compliance with these covenants.
Revolving Facility
CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP, and CorePoint OP are parties to a credit agreement (the “Revolver Credit Agreement”) providing for the $150 million Revolving Facility (“Revolving Facility”). The Revolving Facility matures on May 30, 2020, with an election to extend the maturity for one additional year subject to certain conditions, including that the maturity of the CMBS Facility be extended to a date no earlier than the maturity of the Revolving Facility. We have provided notice to extend the Revolving Facility for one year upon maturity. As of March 31, 2020, $110 million was outstanding under the Revolving Facility and we had no additional borrowings available. In addition, as of March 31, 2020, there is a $2 million outstanding letter of credit issued under the Revolving Facility. On May 19, 2020, CorePoint OP, the CorePoint Revolver Borrower and certain of the CorePoint Revolver Borrower’s subsidiaries entered into an amendment to the Revolver Credit Agreement (the “Revolver Credit Agreement Amendment”) that included, among other things, an elimination of certain financial covenants and increased debt service over the remaining term. For additional details regarding the material terms of the Revolver Credit Agreement Amendment, see Note 16 “Subsequent Events.”
Interest under the Revolving Facility is, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 3.5% or a LIBOR rate plus a margin of 4.5%. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. Additionally, there is a commitment fee payable at the end of each quarter equal to 0.5% of unused commitments under the Revolving Facility and customary letter of credit fees.

The Revolving Facility contains customary representations and warranties, affirmative and negative covenants and defaults, including financial maintenance covenants consisting of a maximum total net leverage ratio financial covenant and minimum interest coverage ratio financial covenant, in each case, as defined, and tested as of the last day of any fiscal quarter in which borrowings under the Revolving Facility and outstanding letters of credit exceed 10% of the aggregate commitments of the Revolving Facility. As of March 31, 2020, we believe we were in compliance with these covenants.
The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower.

6.     Mandatorily Redeemable Preferred Shares
We have 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), held by an unrelated third-party. The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. The Series A Preferred Stock is senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. For all periods the Series A Preferred Stock has been outstanding, we have paid a cash dividend equal to 13% per annum, paid quarterly. If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we will be required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. As of March 31, 2020, none of these ratios have been exceeded and we have not triggered any of the events that would result in an increased dividend rate. The COVID-19 pandemic has caused significant disruptions to our operations, and there can be no assurance that our future operating performance will be adequate for us to continue to pay dividends on the Series A Preferred Stock.
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
Holders of Series A Preferred Stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable. As of March 31, 2020, neither event described above has occurred.

7.     Accounts Payable and Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities include the following as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020	December 31, 2019
Due to hotel manager	$34	$26
Real estate taxes	14	22
Sales and occupancy taxes	5	7
Interest	2	2
Other accounts payable and accrued expenses	22	25
Total accounts payable and accrued expenses	$77	$82

Operating lease liabilities	$24	$25
Property insurance financing	9	2
Below market leases, net	4	5
Other liabilities	13	11
Total other liabilities	$50	$43

8.     Commitments and Contingencies
Hotel Management and Franchise Agreements
Management Fees
On May 30, 2018, wholly owned subsidiaries of the Company entered into separate hotel management agreements with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined. The term of the management agreements is 20 years subject to two renewals of five years each, at LQM’s option. There are penalties for early termination.
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
For the three months ended March 31, 2020 and 2019, our management fee expense was $7 million and $11 million, respectively.
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
Our franchise agreements require that we pay a 5% royalty fee on gross room revenue. The term of the franchise agreements is through 2038, subject to one renewal of 10 years, at the franchisor’s option. There are penalties for early termination. For the three months ended March 31, 2020 and 2019, our royalty fee expense was $7 million and $10 million, respectively. LQ Franchising has authorized that payment of the royalty and certain other franchise fees for March through May 2020 can be deferred (interest-free) until September 1, 2020, due to the impact of the COVID-19 pandemic.

In addition to the royalty fee, the franchise agreements include a reservation fee of 2% of gross room revenues, a marketing fee of 2.5% of gross room revenues, a loyalty program fee of 5% of eligible room night revenues, and other miscellaneous ancillary fees.  Reservation fees are included within rooms expense and the marketing fee and loyalty program fees are included within other departmental and support in the accompanying consolidated statements of operations.

Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance. However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. We expect to meet these requirements primarily through our recurring capital expenditure program. As of March 31, 2020, $15 million was held in lender escrows that can be used to finance these requirements. As a result of the impact of the COVID-19 pandemic, our franchisor has waived any brand standards that requires capital investment (except for health and safety standards) until January 1, 2021.

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
Tax Contingencies
We are subject to regular audits by federal and state tax authorities, which may result in additional tax liabilities. In 2018, La Quinta Holdings Inc. completed the distribution to its stockholders of all the then-outstanding shares of common stock of CorePoint Lodging Inc. following which we became an independent, self-administered, publicly traded company (the “Spin-Off”). Subsequently, La Quinta Holdings Inc. merged with Wyndham Hotels & Resorts, Inc. (“Wyndham”). Entities in existence prior to the Spin-Off are currently under audit by the IRS for tax years ended December 31, 2010 to 2013. We have agreed to indemnify Wyndham for any obligations and expenses arising from these IRS audits, including the legal and accounting defense expenses.
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
We responded to the IRS in disagreement with their NOPA in January 2020. In April 2020, the IRS responded in disagreement to our response. Due to the COVID-19 pandemic and IRS offices being temporarily closed, the transfer of the audit to IRS Appeals office is delayed, and no date has been established for when it will be transferred to the IRS Appeals office and the appeals process will commence.
We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of March 31, 2020, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

Purchase Commitments
As of March 31, 2020, we had approximately $25 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business. Approximately $20 million of this amount relates to long-term hotel service contracts payable over approximately 5 years.
Lease Commitments
As a lessee, our arrangements are primarily ground leases for certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years, with initial term maturities occurring between 2020 and 2096. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts.  Our other operating leases primarily relate to our corporate office.

The contractual maturity analysis of all of our operating lease liabilities on an undiscounted basis as of March 31, 2020 is as follows (in millions):

Year	Amount
2020 (remaining nine months)	$3
2021	3
2022	3
2023	3
2024	3
2025	2
Thereafter	58
$75

The difference between the undiscounted contractual payments of $75 million above and the March 31, 2020 operating lease liabilities of $24 million (included in our “other liabilities”) is the present value of imputed interest. Contractual payments include base rents that have been contractually reset based on inflation indexes as of March 31, 2020.
For the three months ended March 31, 2020, total rent expense included in property tax, insurance and other expenses in our condensed consolidated statement of operations was $1 million, of which $0.1 million related to contingent rents. For the three months ended March 31, 2019, total rent expense was $1 million, of which $0.1 million related to contingent rents. Differences between amounts expensed and cash paid were not significant.
Post-employment Benefits
We have entered into severance plans with all executives and other employees. New employees are added at their date of employment. The plans include salary continuation, severance benefits, continuation of health care coverage and other supplemental post-employment benefits, all which vary depending on the employee’s position and apply where there is termination without cause. We had no expenses related to these severance plans in the three months ended March 31, 2020.

9.     Equity

On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. During 2019, we acquired 2.6 million shares at a weighted average cost per share of $11.34 under the share repurchase program. No shares have been acquired in 2020 under the share repurchase program.

In April 2020, our board of directors suspended the common stock dividend for the second quarter of 2020 and for the remainder of the year. In addition, the Revolver Credit Agreement Amendment restricts our ability to pay cash dividends on our common stock. See Note 16 “Subsequent Events.” Our board of directors will reassess at the end of the year any additional common dividend amount that may be declared and paid for 2020 in addition to the dividend we paid with respect to the first quarter of 2020.

10.     Revenues

Revenues for the three months ended March 31, 2020 and 2019 are comprised of the following components (in millions):

	Three Months Ended March 31,
	2020	2019
Operating lease revenues:
Rooms	$143	$204
Other	1	1
Total lease revenues	144	205

Customer revenues	2	3
Total revenues	$146	$208

Operating lease revenues other primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For both of the three month periods ended March 31, 2020 and 2019, we had an insignificant amount of variable lease revenue.

As of March 31, 2020, 19 hotels with approximately 2,300 rooms were temporarily not accepting transient guests or most other reservations. As of April 30, 2020, 30 hotels with approximately 3,700 rooms were temporarily not accepting transient guests or most other reservations. Because these hotels are expected to resume normal operations after the COVID-19 pandemic subsides, these hotels were classified as operating at March 31, 2020.

Beginning in April 2020, we began deferring portions of certain operating lease agreement rent collections, primarily restaurants. Amounts deferred through April 30, 2020 were less than $0.1 million.

11.     Equity-Based Compensation

Our 2018 Omnibus Incentive Plan (the “Plan”), authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. A total of eight million shares of common stock has been authorized for issuance under the Plan and approximately six million shares of common stock were available for issuance as of March 31, 2020.

The RSAs and RSUs are time-based, where the awards vest over time, generally three to four years, and are not subject to future performance targets. RSAs and RSUs are initially recorded at market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of March 31, 2020, these performance targets relate to relative and absolute total shareholder returns, as defined, which are treated as market-based conditions. Accordingly, these market-based PSUs are recorded at the fair value of the award using a Monte Carlo simulation valuation model. The currently outstanding PSUs vest over two to three years. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events. For both of the three month periods ended March 31, 2020, and 2019, we recognized $2 million of equity-based compensation expense.

The following table summarizes the activity of our RSAs, RSUs and PSUs during the three months ended March 31, 2020 and 2019:

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	653,790	$20.30	368,969	$6.99	5,072	$6.05
Granted	856,559	3.90	979,482	5.42	101	10.25
Vested	(3,241)	10.25	—	—	—	—
Outstanding at March 31, 2020	1,507,108	$11.00	1,348,451	$5.85	5,173	$6.13

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	884,068	$20.50	—	$—	14,624	$5.77
Granted	351,276	10.58	447,527	6.99	239	12.43
Vested	(74,810)	3.00	—	—	—	—
Forfeited	(811)	6.85	—	—	—	—
Outstanding at March 31, 2019	1,159,723	$18.64	447,527	$6.99	14,863	$5.88

RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

12.    Income Taxes

The following table presents our income tax benefit (expense) for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Current tax benefit (expense)	$4	$(5)
Deferred tax expense	(2)	—
Total income tax benefit (expense)	$2	$(5)

The provision for income taxes for both periods differs from the statutory federal tax rate of 21%, due to the impact of the REIT election, accelerated deductions for certain real estate expenditures and state income taxes.

13.     Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. We have an interest rate cap we entered into in 2018, which is classified within other assets. As of March 31, 2020 and December 31, 2019, the fair value of this interest rate cap was zero.

Financial Instruments Not Reported at Fair Value

For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility(1)(2)	$871	$749	$921	$921
Debt - Revolving Facility(1)(2)	$110	$91	$—	$—
Mandatorily redeemable preferred shares(1)	$15	$8	$15	$15
 ____________________

(1)	Classified as Level 3 under the fair value hierarchy.

(2)	Carrying amount excludes deferred finance costs of $2 million as of March 31, 2020 and $6 million as of December 31, 2019.

We estimate the fair value of our debt and mandatorily redeemable preferred stock by using risk adjusted discounted cash flow analysis and current market inputs for similar types of arrangements. For the fair values as of March 31, 2020, we also included market inputs related to the COVID-19 pandemic, primarily higher required interest rates and decreased discounted cash flow projections. Fluctuations in these assumptions, including changes in market assessments related to the COVID-19 financial effects, will result in different estimates of fair value.
We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows, and other liabilities approximate fair value as of March 31, 2020 and December 31, 2019, due to their short-term nature.

14.    Related Party Transactions

As of March 31, 2020, affiliates of The Blackstone Group Inc. (“Blackstone”) beneficially owned approximately 30% of our outstanding shares of common stock and held horizontal risk retention certificates issued by the trust that holds our CMBS Facility indebtedness (“Class HRR Certificates”). As of March 31, 2020 and December 31, 2019, the portion of our CMBS Facility outstanding balance that correlates to the Class HRR Certificates was $83 million and $88 million, respectively. Total interest payments made to Blackstone as a holder of such Class HRR Certificates for the three months ended March 31, 2020 and 2019 was $1 million and $2 million, respectively.

15.     Supplemental Disclosures of Cash Flow Information
The following table presents the supplemental cash flow information for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid during the period	$10	$14
Income taxes paid during the period, net of refunds	$—	$—

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$—	$10
Transfer of real estate from construction in progress to operating real estate	$—	$9
Dividends payable on common stock	$11	$12
Recognition of right of use operating lease assets and operating lease liabilities	$—	$27
Financing of property insurance prepaids	$9	$—

16.     Subsequent Events

On March 12, 2020, our board of directors authorized, and we declared, a cash dividend of $0.20 per share of common stock with respect to the first quarter of 2020. The first quarter dividend was paid on April 15, 2020 to stockholders of record as of March 31, 2020. In April 2020, our board of directors suspended the common stock dividend for the second quarter of 2020 and for the remainder of the year. Our board of directors will reassess at the end of the year any additional common dividend amount that may be declared and paid for 2020 in addition to the dividend we paid with respect to the first quarter of 2020.

Subsequent to March 31, 2020, we sold, in separate transactions, three operating hotels for gross sales price of $13 million, recognizing an estimated gain on sales of approximately $2 million. As of March 31, 2020, none of these hotels were classified as assets held for sale because they did not meet the accounting criteria established for such classification. We used $6 million of the net sales proceeds to pay down the principal of the CMBS Facility.

On May 19, 2020, CorePoint OP, the CorePoint Revolver Borrower and certain of the CorePoint Revolver Borrower’s subsidiaries entered into the Revolver Credit Agreement Amendment. After giving effect to the Revolver Credit Agreement Amendment, the commitments under our Revolving Facility are reduced to $110 million, any existing or new letters of credit are required to be cash collateralized at 102% and the CorePoint Revolver Borrower is required to prepay outstanding revolving loans in an amount equal to $5 million, on a monthly basis, for a period of five months commencing on August 15, 2020 (the “Scheduled Payments”). Additionally, the interest rate margin under our Revolving Facility increased by 0.50% per annum to be, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 4.00% per annum or LIBOR plus a margin of 5.00% per annum and the commitment fee increased from 0.50% per annum to 0.75% per annum payable at the end of each quarter. The

Revolver Credit Agreement Amendment extended the maturity of our Revolving Facility to May 31, 2021, which maturity may be accelerated if our CMBS Facility is not extended to a date no earlier than such date on or prior to its stated maturity on June 9, 2020.

The Revolver Credit Agreement Amendment further restricts our ability to incur certain additional debt and liens and make certain investments and restricted payments, such as paying dividends on or repurchasing common stock, but provides for the ability to incur debt consisting of certain government loan programs and make restricted payments in order for CorePoint Lodging Inc. to maintain its status as a REIT. We may also pay dividends to stockholders if required to maintain our status as a REIT, where such payment must be in the form of a stock dividend to the extent permitted by IRS regulations and the Code. Additionally, the total net leverage ratio and interest coverage ratio financial covenants were eliminated through the maturity date of our Revolving Facility. In addition to the extension of the maturity of the Revolving Facility granted by Revolving Facility lenders, we sought the elimination of such covenants in order to avoid the possibility of breaching such covenants, which we believed was otherwise likely based on our projections. The Revolver Credit Agreement Amendment requires that we maintain a minimum of $60 million of liquidity (exclusive of certain restricted cash), at all times. The minimum liquidity amount is reduced on a dollar-for-dollar basis in respect of 50% of any amounts utilized to repay our Revolving Facility and permanently reduce the commitments thereunder (other than in respect of the Scheduled Payments). Further, due to the disruptions in our operations from the COVID-19 pandemic, our Revolving Facility lenders currently control the disbursement of our hotel operating cash receipts (referred to as a “cash trap”). We will be subject to a cash trap until we come into compliance with the debt yield threshold under the Revolving Facility, which we may be unable to do during the remainder of the term of the Revolving Facility. In consideration of the lenders under our Revolving Facility consenting to the Revolver Credit Agreement Amendment, each of CorePoint Lodging Inc. and CorePoint OP GP L.L.C. agreed to provide a guarantee of the obligations under the Revolving Facility and pledge the equity of CorePoint OP owned by it as security for such obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report on Form 10-K”) and this Quarterly Report on Form 10-Q. Actual results may differ materially from those projected in such statements as a result of the factors described under “Special Note Regarding Forward-Looking Statements” and in “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Overview

Our Business
CorePoint is a leading owner in the midscale and upper midscale select service hotel segments, all under the La Quinta brand. Our portfolio, as of March 31, 2020, consisted of 248 hotels representing approximately 32,300 rooms across 40 states in locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly owned. We primarily derive our revenues from our hotel operations.
Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment. We have 16 hotels located on land leased by us pursuant to ground leases with third parties.

Impact of the COVID-19 Pandemic

Due to the ongoing COVID-19 pandemic in the U. S. and internationally, most businesses have canceled conferences and travel plans and have required employees to work from home. Many local and federal governments have issued travel and shelter in place advisories, closed non-essential businesses, canceled large scale public events and closed schools. Beginning in late February 2020, we have experienced decreased occupancy and revenue throughout our portfolio, which has resulted in lost profits and decreased liquidity.

As of March 31, 2020, 19 of our hotels were temporarily not accepting transient guests or most other reservations in order to minimize ongoing operating expenditures and conserve cash. As of April 30, 2020, an additional 11 hotels temporarily suspended the acceptance of transient guests or most reservations. Our revenues for these 30 hotels was $15 million for the three months ended March 31, 2020 as compared to $20 million for three months ended March 31, 2019. These hotels had no significant revenues for the month of April 2020. The remaining 218 hotels are currently expected to function at reduced operational capacity, however we will continue to review each individual property based on local circumstances. The situation is very volatile with changes in operations week by week. Our occupancy for our 248 hotels for the last seven days of March 2020 was approximately 20% as compared to approximately 70% for the last seven days of March 2019. We have observed moderate improvements in occupancy in late April and early May 2020, reaching average occupancy levels ranging between 30% to 40%. As of May 20, 2020, ten of the above noted hotels have resumed accepting transient guests.

In mid-March, in response to the COVID-19 pandemic, we began taking aggressive steps at the corporate and hotel level to control costs and preserve capital to mitigate the ongoing operational and financial impact. These initiatives included drawing $110 million from our Revolving Facility to further enhance our cash liquidity position, suspending our common stock dividend, restricting corporate travel, implementing cost containment initiatives at our hotels, and deferring all non-essential operating expenses and capital expenditures. Beginning in April 2020, we are paying our board of directors’ fees in deferred stock units and 25% of our chief executive officer’s base salary in shares of restricted stock. We are also deferring payment of our royalty and franchise fees for March, April and May 2020 to September 2020 and portions of our ground lease payments until later in 2020.

These actions have reduced portions of our operating expenses, primarily related to hotel labor, supplies and maintenance. Since our management and royalty fees are generally tied to revenue, those expenses will correspondingly decrease as revenues have decreased. However, we are still obligated to pay certain expenses not specifically related to revenues or our level of operations. These primarily include interest expense, real estate taxes, fixed portions of our franchise costs, rent and other fixed expenses, including some portion of corporate general and administrative expenses. While we are in discussions with relevant counterparties to defer or abate the expenses, we have not yet been able to significantly reduce these costs. For example, real estate taxes, barring governmental action, require a valuation appeal and consent before expense reductions can be realized. There can be no assurance that any significant additional concessions can be achieved.

Accordingly, we are currently experiencing a net operating cash deficit of approximately $13 to $15 million per month.  This monthly deficit includes approximately $3 million for interest expense (based on current LIBOR rates), $9 to $10 million for hotel operations, and $1 million to $2 million for corporate cash general and administrative expenses. Amounts will vary based on timing, as certain expenses such as real estate taxes and insurance are not paid evenly throughout the year and timing of working capital settlements. In addition, continued or expansion of stay-at-home orders and other government restrictions with regards to non-essential businesses or changes in consumer and business travel sentiment could continue to adversely affect our occupancy, revenue and overall operations in the future even after the civil authorities relax their restrictions, and accordingly, no assurance can be given as to the future magnitude, duration or timing.

We have experienced moderate improvements in occupancy in May 2020 to date, compared to April 2020. Certain state and local governments have allowed certain business to resume limited operations and others are expected to do the same in the coming months. We are also pursuing alternative revenue sources, including rental of our hotels for medical workers, first responders, not for profit accommodations and other users. As we have more data related to the depth and timing of the effects of the COVID-19 pandemic on our hotel operations, we will re-evaluate our cash requirements.

For the three months ended March 31, 2020 we recorded an impairment loss of $2 million, related to final disposal costs related to a previously impaired hotel property. In connection with our impairment analysis as of March 31, 2020, we considered the financial effects related to the COVID-19 pandemic as a change in circumstances requiring an impairment review. We performed the impairment analysis consistent with GAAP which incorporated the real estate carrying value adjustments resulting from the impairment losses in 2019 and 2018 of $141 million and $154 million, respectively. We also considered the market information related to the hotels we sold in 2019 and those sold in the three months ended March 31, 2020 which resulted in gains on sales of $32 million and $23 million, respectively; as well as hotels under sales contracts as of March 31, 2020, each in relation to the underlying real estate carrying amounts. After also considering other factors related to recoverability of our real estate assets, we have concluded there were no additional impairment losses for the three months ended March 31, 2020. We will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 data and analysis related to our operations, fair value and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Those changes in circumstances and analysis may result in impairment losses in future periods.

The resulting disruption to our operations has and may continue to affect our compliance with debt financial covenants and other financial metrics in our loan agreements. Due to our failure to satisfy certain financial metrics under our Revolving Facility, our lenders under the Revolving Facility currently have rights to control the disbursement of hotel operating cash receipts (generally referred to as a “cash trap”). During a cash trap, we may not be able to have funds available from our hotel operations to pay dividends or meet other corporate level obligations. The outstanding debt under the Revolving Facility is currently $110 million, plus an additional $2 million related to an outstanding letter of credit. On May 19, 2020, we entered into an amendment to the credit agreement governing our Revolving Facility (the “Revolver Credit Agreement Amendment”) that included, among other things, an elimination of certain financial covenants and increased debt service over the remaining term. See “Part II. Item 5. Other Information” of this Quarterly Report on Form 10-Q for a description of the material terms of the Revolver Credit Agreement Amendment.

The disruption to our operations may also negatively affect our other debt in the near term. The most significant of these possible effects are the potential inability to exercise our next extension of our CMBS Facility in June 2021, unfavorable borrowing terms on any near-term financings or refinancings (to the extent permitted at all under our existing debt agreements), and higher dividend rates on our preferred stock, all of which would increase our debt and equity cost of capital. These situations may also affect our vendor relationships, which may result in less favorable payment terms or loss of service providers. To date, there have not been any significant disruptions in essential services and we currently do not expect any disruptions to our service providers or our supply chain.

We will also evaluate other debt and equity sources. There is no assurance that these other sources will be available to us or at costs consistent with our existing capital structure, or that we would be permitted under our existing debt agreements to avail ourselves of such sources. We have evaluated the financial assistance programs as provided by Congress, particularly the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and currently believe we are not eligible, or the programs would not provide significant benefits to us. However, as our economic factors change or as new financial assistance programs are enacted or clarified, we may decide to pursue such programs. We have filed an insurance claim for business interruption losses related to the COVID-19 pandemic. Given the contractual uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

The impact from the COVID-19 pandemic on our future results could be significant and will largely depend on future developments, which we cannot accurately predict, including new information which may emerge concerning the severity of the COVID-19 pandemic, the success of actions taken to contain or treat COVID-19, and reactions by consumers, businesses, governmental entities and capital markets.

See discussions below in “Results of Operations” and “Liquidity and Capital Resources” for additional information on our operations, debt and liquidity.
Non-Core Hotel Disposition Strategy

Our strategy has identified opportunities to dispose of our lower performing hotels. At December 31, 2019 we identified 166 non-core hotels subject to our non-core disposition strategy. These hotels are generally older and have lower RevPAR (defined below) and higher capital expenditure requirements. We will seek to sell those assets generally over the next two years.

As of March 31, 2020 we have sold 23 of these operating hotels, for gross consideration of $100 million. Subsequent to March 31, 2020, an additional three operating hotels were sold, for gross consideration of $13 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for the disposed hotels, increasing the availability of liquidity for other uses. See “Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry - We face various risk posed by our disposition activities as well as our acquisition, redevelopment, repositioning, renovation and re-branding activities.” in our Annual Report on Form 10-K.

    Certain historical information related to the 23 operating hotels sold during the three months ended March 31, 2020 is presented in the table below (amounts in millions, except for RevPAR):

	Amount (1)	Sales Metrics (1)
Revenues (2)	$37.2	2.7x
RevPAR (3)	$37.33	N/A
Hotel Adjusted EBITDAre (4)	$3.0	33.8x
FFO (5)	$0.7	1.4%
Capital expenditures (6)	$2.2	N/A
Gain on sales of real estate	$22.9	N/A
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

(3)	RevPAR represents the weighted average RevPAR for the trailing twelve-month period. Our weighted average Comparable Hotel RevPAR for the three months ended March 31, 2020 is $48.20.

(4)
Hotel Adjusted EBITDAre represents Hotel Adjusted EBITDAre for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition. The Sales Metric referred to as the Hotel Adjusted EBITDAre multiple is calculated as gross sales price divided by such calculated Hotel Adjusted EBITDAre.

(5)
FFO represents the FFO for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition. The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the March 31, 2020 interest rate of 3.74%. The FFO amount includes only directly associated hotel expenses and does not include any allocated general and administrative or other corporate expenses. The Sales Metric referred to as FFO yield is calculated as such calculated FFO divided by the gross sales price less the actual debt principal paid down.

(6)	Capital expenditures represent capital expenditures for the trailing twelve-month period from the calendar quarter end date preceding the particular hotel’s disposition.

Where noted, the statistics above reflect the trailing twelve-months ended March 31, 2020. More current data would likely result in lower absolute amounts and higher multiples and yields as a result of the COVID-19 effects on hotel operations. There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results. Beginning in second quarter of 2020, we have experienced a slowing in hotel sales due to COVID-19 pandemic disruptions. To date, these disruptions appear to be related to availability of purchaser financing, primarily related to the Small Business Administration (“SBA”), as the SBA is the primary agency administering CARES Act lending. As discussed above, we anticipated the disposition program would extend over two years; however, this period may be extended depending on market conditions and lending activity. The sales closed to date have been on substantially similar terms and pricing as previously experienced in 2019; however, we may consider alternative terms in the future, including seller financing and limited price adjustments to attract qualified buyers on a timely basis. In addition, disruptions related to the COVID-19 pandemic may affect our ability to achieve our projected sales price, result in other delays in completing sales transactions or adversely affect other terms.

Hotel Capital Investment

During the first three months of 2020, we invested approximately $9 million in capital investments in our hotels. Approximately $2 million related to hurricane restoration costs from recent storms and other casualties. We anticipate an additional approximate $8 million during 2020 for the completion of hurricane repair work. We expect a substantial portion of these costs to be reimbursed by insurance. The remaining capital investments related to recurring maintenance and upgrade capital expenditures to our hotel properties. These represent approximately 5% of revenues for the first three months of 2020. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures. Due to the COVID-19 pandemic, we plan to defer elective capital expenditures, with the exception of life safety or critical operational needs, until operations stabilize. To the extent we are able to complete the dispositions of other hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis. Deferring capital expenditures may result in additional maintenance expenses when operations begin to improve and higher capital expenditures in future periods.

Share Repurchase Program

On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC. The amount and timing of any repurchases made under the share repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. No shares have been acquired in 2020 under the share repurchase program. The Revolver Credit Agreement Amendment restricts our ability to effect additional share repurchases. See “Part II. Item 5. Other Information” of this Quarterly Report on Form 10-Q for additional details regarding the Revolver Credit Agreement Amendment.

Seasonality
The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. The periods during which our properties experience higher revenues may depend on specific locations and accordingly may vary from property to property. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margin, net earnings and cash provided by operating activities. Additionally, our quarterly results may be seasonally affected by the timing of certain of our marketing production and maintenance expenditures. In addition, certain of our manager and franchisor fees are based on revenues which, as noted above, vary by season. Further, the impact of disruptions due to the COVID-19 pandemic, the timing of opening of newly constructed or renovated hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter. Accordingly, our results for any partial period may not be indicative of our full year results or trends.

Further, the timing of the COVID-19 pandemic may result in disruptions to our operations during what has historically been our peak revenue, profitability and cash flow period. If the COVID-19 pandemic continues through the summer period, we could lose the potential for these higher earnings and cash flow providing periods and have less liquidity to support operations for the fourth quarter of 2020 and first quarter of 2021, which have historically been nominally profitable and lower in providing cash flow.

Segment Reporting

Our hotel investments have similar economic characteristics and our service offerings and delivery of services are provided in a similar manner, using the same types of facilities and similar technologies. Our chief operating decision maker reviews our financial information on an aggregated basis.  As a result, we have concluded that we have one reportable business segment.

Inflation
We do not believe that inflation had a material effect on our business during the three months ended March 31, 2020 or 2019 due to low inflation rates, both nationally and in the primary local markets of our hotels. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates and operating expenses, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

The COVID-19 pandemic to date has generally been deflative, particularly related to energy prices. If the pandemic pushes the U.S. into a recession, that may also result in lower labor and commodity prices. To date we have not observed significant supply constraints and price adjustments, however, if manufacturing supply is curtailed, there could be exposure to selective price increases.

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
Factors Affecting our Revenues
Hotel dispositions. As noted above, we continue to evaluate dispositions of our under-performing hotels. As hotels are sold, our revenues will decrease. We sold 23 operating hotels during the three months ended March 31, 2020, and we sold 42 operating hotels in 2019.  The revenue from these sold hotels was $3 million and $25 million, for the three months ended March 31, 2020 and 2019, respectively.
Customer demand. Our customer mix includes both leisure travelers and business travelers. Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. As a result of the COVID-19 pandemic, particularly as a result of local governments restricting business operations, restrictions due to shelter in place orders and domestic and international travel limitations, leisure and business travel lodging demand has substantially decreased. We are pursuing additional customers, including health workers, first responders and not for profit entities; however, these are unlikely to fully replace our historical customer base. Accordingly, we believe our customer demand will be highly dependent on the timing and application of the elimination of local government business restrictions, shelter in place orders and the degree that leisure and business travel rebounds once those restrictions are lifted.
Supply. New room supply is an important factor that can affect the lodging industry’s performance.  Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth and decline when supply growth exceeds demand growth.  We expect that the COVID-19 pandemic will reduce new supply coming into our markets, at least in the near term. The lodging industry in total may actually experience negative absorption, as some portion of the existing hotel stock may be taken out of operation.
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
Factors Affecting our Costs and Expenses
Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  Housekeeping labor, travel agency commissions and consumable supplies are most clearly associated with occupancy. Regarding travel agency commissions, actual charges depend on our revenue channel distribution mix. On a comparable hotel basis, for the three months ended March 31, 2020, online travel agencies represented approximately 35% of our revenue channel mix. However, during the COVID-19 pandemic we are observing a shift in revenue channel distribution mix from on-line to property direct, including walk-in, which are generally at lower or no commission expense. Our management and royalty fees are also primarily driven by our level of gross revenues or room revenues. For the three months ended March 31, 2020, management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues. In response to the COVID-19 pandemic, we have implemented programs to reduce labor and consumable supplies and we have experienced reductions in royalty fees, management fees, travel agency commissions and supplies. For April 2020, we have reduced variable expenses by approximately 50% from March 2020. This compares to a similar period reduction in revenue of approximately 60%.
Fixed expenses. Many of the other expenses associated with our hotels are relatively fixed.  These expenses include portions of administrative field staff salaries, rent expense, property taxes, insurance and utilities.  Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, any resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits.  This effect can be especially pronounced during periods of economic contraction or slow economic growth, as has been the case during the COVID-19 pandemic.  The effectiveness of our cost-cutting efforts is limited by the amount of fixed costs inherent in our business.  An operating hotel requires a minimum amount of staff to manage the hotel front desk and provide administrative support and maintain the property. As a result, we may not be able to fully offset revenue reductions through cost cutting.  Individuals employed at certain of our hotels are party to collective bargaining agreements with our hotel managers that may also limit the manager’s ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels.  We have taken steps to date to reduce our fixed costs and are evaluating other options to reduce costs, maximize profitability and respond to market conditions without jeopardizing the overall customer experience or the value of our hotels.
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
Comparable Hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year. Comparable Hotels exclude: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that are sold or classified as held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses Comparable Hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, Occupancy, and RevPAR using the same set of Comparable Hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of Comparable Hotels existing at the reporting date versus the results of the same set of hotels in the prior period. Of the 248 hotels in our portfolio as of March 31, 2020, 241 have been classified as Comparable Hotels. When considering business interruption in the context of our definition of Comparable Hotels, any hotel that had completely or partially suspended operations on a temporary basis at any point during the three months ended March 31, 2020, as a result of the COVID-19 pandemic, was considered to be part of the definition of Comparable Hotels. Despite these temporary suspensions of hotel operations, we believe that including these hotels within ADR, Occupancy and RevPAR, reflects the underlying results of our business for the three months ended March 31, 2020.
As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. As demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. The profits realized by us are generally significantly affected by economic downturns and declines in revenues. See also “—Key components and factors affecting our results of operations—Expenses” above and “Risk Factors—Risks Related to Our Business and Industry” in our Annual Report on Form 10-K and “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.
The rent potential for a hotel is measured by its ADR and is primarily a factor of its chain scale, location, local demand drivers and competition. Our ADR and occupancy by chain scale groupings commonly used in the lodging industry for hotels owned as of March 31, 2020, for the twelve months ended March 31, 2020 are provided below to show the variation across chain scale for the properties we own:

	Number of Hotels	ADR	Occupancy
Upper upscale	3	$165.50	71.4%
Upscale	17	$130.64	63.3%
Upper midscale	51	$104.38	64.1%
Midscale	136	$83.19	63.3%
Economy	41	$62.37	60.2%
Total	248	$90.23	63.1%

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
    “Hotel Adjusted EBITDAre” measures property-level results at our hotels before corporate-level expenses and is a key measure of a hotel’s profitability. We present Hotel Adjusted EBITDAre to assist us and our investors in evaluating the ongoing operating performance of our properties.
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
Because of these limitations, EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre should not be considered as a replacement to net income (loss) presented in accordance with GAAP, discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.
The following is a reconciliation of our net loss to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Net loss	$(21)	$(27)
Interest expense	14	18
Income tax (benefit) expense	(2)	5
Depreciation and amortization	40	44
EBITDA	31	40
Impairment loss	2	—
Gain on sales of real estate	(23)	—
Gain on casualty	(2)	—
EBITDAre	8	40
Equity-based compensation expense	2	2
Spin-Off and reorganization expenses	—	1
Other, net	—	—
Adjusted EBITDAre	$10	$43
Corporate general and administrative expenses	5	5
Hotel Adjusted EBITDAre	$15	$48

Additional information:

•
Other, net for the three months ended March 31, 2020 and 2019 includes adjustments to exclude business interruption insurance proceeds of $2 million and $1 million, respectively. These proceeds are offset by $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively, for other expenses that are not representative of our current or future operating performance.

•	Corporate general and administrative expenses include the additional corporate-level expenses not already adjusted in calculating Adjusted EBITDAre.
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
We also present Adjusted FFO attributable to common stockholders when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust Nareit FFO attributable to common stockholders for the following items, and refer to this measure as Adjusted FFO attributable to common stockholders: transaction expense associated with the potential disposition of or acquisition of real estate or businesses; severance expense; share-based compensation expense; litigation gains and losses outside the ordinary course of business; amortization of deferred financing costs; reorganization costs and separation transaction expenses; loss on early extinguishment of debt; straight-line ground lease expense; casualty losses; deferred tax expense; and other items that we believe are not representative of our current or future operating performance.
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
The following table provides a reconciliation of net loss to Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Net loss	$(21)	$(27)
Depreciation and amortization	40	44
Impairment loss	2	—
Gain on sales of real estate	(23)	—
Gain on casualty	(2)	—
Nareit defined FFO attributable to common stockholders	(4)	17
Equity-based compensation expense	2	2
Noncash income tax expense	2	—
Amortization expense of deferred financing costs	4	4
Spin-Off and reorganization expenses	—	1
Other, net	—	—
Adjusted FFO attributable to common stockholders	$4	$24

Weighted average number of shares outstanding, diluted	57.9	59.5

Additional information:

•
Other, net for the three months ended March 31, 2020 and 2019 includes adjustments to exclude business interruption insurance proceeds of $2 million and $1 million, respectively. These proceeds are offset by $2 million and $1 million for the three months ended March 31, 2020 and 2019, respectively, for other expenses that are not representative of our current or future operating performance.

•
Weighted average number of shares outstanding, diluted presented above may differ from weighted average number of shares outstanding, diluted presented for GAAP purposes when there is a net loss and all potentially dilutive securities are anti-dilutive.

Our decline in Hotel Adjusted EBITDAre and Adjusted FFO attributable to common stockholders for the three months ended March 31, 2020 as compared to March 31, 2019 is primarily due to the COVID-19 pandemic and hotel sales as discussed below.

Operational Overview

The following discussion provides an overview of our operations and transactions for the three months ended March 31, 2020 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2020, we have reported net loss of $21 million as compared to net loss of $27 million for the same period in 2019. The decreased loss is primarily due to a gain on sales of real estate of $23 million, for the 23 hotels sold in the three months ended March 31, 2020, offset by lower revenues in 2020 as a result of fewer owned hotels and reduced occupancy and lower RevPAR in 2020 due to lack of hotel demand related to the COVID-19 pandemic and the associated requirements from state and local government and public health authorities.

We anticipate we will continue to have declining revenue in the second quarter of 2020 and for so long as restrictions and impacts related to the COVID-19 pandemic continue. As of March 31, 2020, 19 of our hotels were temporarily not accepting transient guests or most reservations in order to minimize ongoing operating expenditures and conserve cash. An additional 11 hotels have temporarily suspended the acceptance of transient guests or most reservations subsequent to March 31, 2020. The remaining hotels are currently expected to remain operating at reduced operational capacity, however we will continue to review each individual property based on local circumstances. As of May 20, 2020, ten hotels have resumed accepting transient guests.

In addition, as we execute our disposition strategy, we expect to have further declines derived from our Comparable Hotel operations with a greater proportion of our operations related to non-comparable hotels. As of December 31, 2019, we identified 166 hotels as non-core with the intent to dispose of these hotels generally over the next two years. For the three months ended March 31, 2020, 23 of these non-core hotels were sold. Our ability to enter into and to close sale contracts could be affected by the uncertainties related to the COVID-19 pandemic.

The following table provides additional information about Comparable Hotels and non-comparable hotels for the three months ended March 31, 2020 and 2019 (in millions):

	Comparable Hotels		Non-comparable Hotels (1)		Total
	2020	2019	2020	2019	2020	2019
Total Revenues	$140	$179	$6	$29	$146	$208
Property-level expenses	(123)	(133)	(8)	(27)	(131)	(160)
Hotel Adjusted EBITDAre	$17	$46	$(2)	$2	$15	$48
_____________

(1)
Non-comparable hotels include sold hotels and hotels that sustained substantial property damage or other business interruption due to hurricane, fire or other natural disasters. Of the 248 hotels in our portfolio as of March 31, 2020, 241 have been classified as Comparable Hotels. We sold 23 operating hotels during the first quarter of 2020. As of March 31, 2020, seven of our hotels were classified as non-comparable.

Results of Operations

Three months ended March 31, 2020 as compared to three months ended March 31, 2019

Revenues

Rooms revenue for the three months ended March 31, 2020 were $143 million as compared to $204 million, for the three months ended March 31, 2019, a decrease of $61 million or 29.9%. The decrease was primarily driven by lower RevPAR at our comparable hotels of 22.8% for the three months ended March 31, 2020 as compared to the prior year period. The decrease in RevPAR was driven by a decrease in occupancy of 1210 bps and a decrease in ADR of 5.5% primarily due to lower demand due to the COVID-19 pandemic and travel restrictions put in place by local government and public health authorities, and the 2019 Wyndham revenue platform conversion. Wyndham has agreed to provide enhanced revenue tools, systems and processes. The implementation work is underway and remains on schedule to be completed by no later than the end of 2020.
During the three months ended March 31, 2020, we sold 23 operating hotels and we sold 42 operating properties in 2019. These sold properties contributed $3 million to revenue for the three months ended March 31, 2020 and $25 million to revenue in the three months ended March 31, 2019.
The following table summarizes our key operating statistics for our Comparable Hotels for the three months ended March 31, 2020 and 2019:

	As of and for the Three Months Ended March 31,
	2020	2019
Occupancy	53.6%	65.7%
ADR	$89.92	$95.14
RevPAR	$48.20	$62.46

The statistics for the three months ended March 31, 2020 were down primarily due to the disruptions from the Wyndham revenue platform conversions and from the COVID-19 pandemic. However, the pandemic effects were only in effect for a portion of the first quarter of 2020 and our run rate operating results were substantially less favorable. The following table summarizes our key operating statistics for our Comparable Hotels for the months of April 2020 and 2019:

	As of and for the Month Ended April 30,
	2020	2019
Occupancy	20.8%	70.1%
ADR	$65.08	$89.84
RevPAR	$13.56	$63.00
The statistics above represent the full month of April 2020 for Comparable Hotels. During the last full week of April 2020 and in early May 2020, we experienced a moderate improvement in occupancy, as certain local governments began to allow certain businesses to open and relax shelter in place orders. The following table summarizes our key operating statistics for our total hotel portfolio for the weeks ended May 16, 2020, April 25, 2020 and March 28, 2020:

	Week Ended May 16,	Week Ended April 25,	Week Ended March 28,
	2020	2020	2020
Occupancy	35.9%	23.3%	19.9%
ADR	$64.45	$63.58	$72.30
RevPAR	$23.16	$14.80	$14.40

We are not able to predict how these trends will change in the future.

Expenses
Rooms expense was $79 million for the three months ended March 31, 2020 as compared to $93 million for the three months ended March 31, 2019, a decrease of $14 million. The decrease was primarily as a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and a result of cost containment measures we put in place as a result of the COVID-19 pandemic. These cost reductions primarily relate to housekeeping labor, consumable supplies and travel agency commissions. We may incur additional costs in future periods such as staff re-hiring costs, cleaning costs, and additional hygiene measures as travel restrictions are lifted.
Other departmental and support was $24 million for the three months ended March 31, 2020 as compared to $31 million for the three months ended March 31, 2019, a decrease of $7 million. The decrease was primarily as a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and a result of cost containment measures we put in place as a result of the COVID-19 pandemic, primarily related to discretionary maintenance.
Management and royalty fees were $14 million for the three months ended March 31, 2020 as compared to $21 million for the three months ended March 31, 2019, a decrease of $7 million, due to decreased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.
Depreciation and amortization expense was $40 million for the three months ended March 31, 2020 as compared to $44 million for the three months ended March 31, 2019, a decrease of $4 million. The decrease was primarily the result of hotel sales and impairment cost basis adjustments.
Gain on sales of real estate was $23 million for the three months ended March 31, 2020 as a result of the sale of 23 properties. We had no gain on sales of real estate for the three months ended March 31, 2019.
Interest expense was $14 million for the three months ended March 31, 2020 as compared to $18 million for the three months ended March 31, 2019. The decrease was primarily due to CMBS Facility principal payments during 2019 and the three months ended March 31, 2020 related to hotel sales. With the $110 million draw on our Revolving Facility in March 2020 and the increase in the interest rate margin of 0.50% as provided in the Revolver Credit Agreement Amendment, our interest expense may increase in future periods. Such increases may be offset to the extent we are able to complete additional hotel sales and further pay down outstanding principal.

Cash Flow Analysis
Three months ended March 31, 2020 as compared to three months ended March 31, 2019
Operating activities
Net cash provided by operating activities was $5 million for the three months ended March 31, 2020, as compared to $30 million for the three months ended March 31, 2019, a decrease of $25 million primarily related to decreased cash inflows from operations in 2020 as compared to 2019. The decrease is similar to the $34 million decrease in our Hotel Adjusted EBITDAre from $48 million for the three months ended March 31, 2019 to $15 million for the three months ended March 31, 2020.
Investing activities
Net cash provided by investing activities during the three months ended March 31, 2020 was $81 million, as compared to $15 million net cash used in investing activities for the three months ended March 31, 2019. The $96 million increase in cash provided by investing activities was primarily attributable to an increase of $85 million of proceeds from the sale of real estate and a $13 million decrease in capital expenditures.

Financing activities

Net cash provided by financing activities during the three months ended March 31, 2020 was $47 million as compared to $22 million used in financing activities during the three months ended March 31, 2019. The $69 million increase in cash provided by financing activities was primarily due to an increase of net proceeds from debt, net of debt repayments. In 2020, we drew $110 million on our Revolving Facility and our debt repayments primarily related to use of real estate sale proceeds used to partially retire our debt. To the extent we continue disposing of real estate assets as a part of our property strategy review, we expect debt repayments to be a significant use of cash flow in financing activities.

Liquidity and Capital Resources
Overview
As of March 31, 2020, we had total cash and cash equivalents of $234 million and no borrowings available under our Revolving Facility. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, potential payments related to our interest rate caps, capital expenditures for renovations and maintenance at our hotels, quarterly dividend payments and other purchase commitments.
Prior to the COVID-19 pandemic, we were able to finance our short-term business activities primarily with existing cash and cash generated from our operations. However, with the disruptions in operations from the COVID-19 pandemic, we have not been able to meet our operating expenses from operations. As discussed above, we are currently forecasting a cash flow operating deficit of $13 to $15 million per month. As of the date of this Quarterly Report on Form 10-Q, we had no borrowing availability under the Revolving Facility and our cash and cash equivalents were approximately $190 million, of which approximately $110 million was the result of the draw of our Revolving Facility. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments under existing operating conditions for the foreseeable future.
In March 2020, we provided notice to extend the Revolving Facility and the CMBS Facility for one year from their current maturities. The Revolving Facility extension is effective to extend the existing maturity date of the Revolving Facility on the existing maturity date. The extension of the CMBS Facility will be effective on the existing maturity date of the CMBS Facility if we provide confirmation of a qualified new interest rate cap covering the extension period (which we have purchased) and if there is no event of default continuing under the CMBS Facility on such date. We believe we have met and/or will meet all requirements to extend each of the Revolving Facility and CMBS Facility for one year. In addition, on May 19, 2020, we entered into the Revolver Credit Agreement Amendment. See “Part II. Item 5. Other Information” of this Quarterly Report on Form 10-Q for a description of the material terms of the Revolver Credit Agreement Amendment. Our ability to refinance these debts may be dependent on future operating results and availability of other capital sources, which to a large degree will be dependent on the status and economic recovery related to the COVID-19 pandemic and the provisions of the Revolving Credit Agreement Amendment.
As we execute our disposition strategy, we intend to utilize a significant portion of the net sales proceeds to retire our debt.     Accordingly, the disposition strategy may reduce our outstanding debt but may not be a significant source of immediate liquidity.

Hotel Sales

In the execution of our disposition strategy, during the three months ended March 31, 2020, we sold 23 operating hotels, for gross sales consideration of $100 million. The net sales proceeds were primarily used to pay down our CMBS Facility with the remainder available for other uses. These properties produced approximately $3 million of annualized levels of Hotel Adjusted EBITDAre; however, these disposed hotels also incurred approximately $2 million of capital expenditures during the prior twelve months. In addition, the annual interest savings from the partial debt repayments, based on interest rates as of March 31, 2020, is estimated at $2 million.

The provisions of our CMBS Facility require that a portion of, and in certain instances all, net proceeds from a secured hotel sale be applied to the outstanding principal balance. Due to disruptions from the COVID-19 pandemic, we believe that future sales proceeds will be substantially all applied to pay down debt. However, as the principal balance is reduced and other factors change over time, particularly if operations improve or lower EBITDA earning hotels are sold, other uses of net disposition proceeds may be available to us.

As of March 31, 2020, we have 143 remaining non-core hotels. These hotels are older, have lower RevPAR and higher capital expenditures. We will seek to sell those assets generally over the next two years. Beginning in second quarter of 2020, we have experienced a slowing in hotel sales due to the COVID-19 pandemic disruptions. To date, these appear to be related to availability of purchaser financing, primarily related to the SBA, as the SBA is the primary agency administering CARES Act lending.

We believe the completion of our disposition strategy will reposition our hotel portfolio to be more focused on our key markets with younger hotels, higher RevPAR and less capital requirements. However, as we dispose of the non-core hotels we would expect to report decreased revenue and Hotel Adjusted EBITDAre.

Capital Expenditures

Our capital expenditures are generally paid using cash on hand and cash flows from operations, although other sources discussed herein may also be used.    During the three months ended March 31, 2020, we invested approximately $9 million in capital expenditures. Approximately $3 million of these expenditures related to our repositioning and casualty replacements and the remainder primarily related to recurring hotel operations. Capital expenditures for the trailing twelve months related to the 23 hotels classified as investments in real estate that were sold during the three months ended March 31, 2020, were $2 million. During the three months ended March 31, 2019, we invested $22 million in capital expenditures.

As of March 31, 2020, we had outstanding commitments under capital expenditure contracts of $25 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. Approximately $20 million of this amount relates to long-term hotel service contracts payable over approximately 5 years. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

Due to the impact of the COVID-19 pandemic, we are deferring all non-committed, non-essential capital investments and expenditures for 2020, with the exception of life safety or critical operational needs. We believe our near-term capital expenditures will range between $9 million and $18 million for the remainder of the year.
Long-term Liquidity

As of March 31, 2020, we had cash and cash equivalents of $234 million and no borrowing availability under our Revolving Facility. Availability was subject to meeting certain financial thresholds, including debt yield, leverage ratio and minimum interest coverage, each of which has been adversely affected by our decline in operations, due primarily to the COVID-19 pandemic and Wyndham revenue platform conversion in 2019. Pursuant to the Revolver Credit Agreement Amendment, however, the lenders under the Revolving Facility agreed to eliminate the leverage ratio and minimum interest coverage financial covenants. In addition to the extension of the maturity of the Revolving Facility granted by Revolving Facility lenders, we sought the elimination of such covenants in order to avoid the possibility of breaching such covenants, which we believed was otherwise likely based on our projections. See “Part II. Item 5. Other Information” of this Quarterly Report on Form 10-Q for additional details regarding the Revolving Credit Agreement Amendment. Currently, we do not expect to have any additional borrowing capacity under our Revolving Facility for the remainder of the Revolving Facility term.

The Revolving Facility provides for certain financial covenants and metrics. Due to the disruptions in our operations from the COVID-19 pandemic, we are currently in a cash trap, under which the Revolving Facility lenders control the disbursement of hotel operating cash receipts. We will be subject to a cash trap until we come into compliance with the debt yield threshold under the Revolving Facility, which we may be unable to do during the remainder of the term of the Revolving Facility.

Pursuant to the Revolving Credit Agreement Amendment, we are required to make payments of accrued interest, and during the period from August to December 2020, monthly payments of $5 million. In the event that our operations do not provide sufficient cash flow, we expect to be able to make these payments from our existing cash on hand. If we were to breach one or more of the covenants under the Revolving Facility, the Revolving Facility lenders would have various potential remedies, including demand for payment of all amounts outstanding.

Our CMBS Facility and Series A Preferred Stock do not have similar provisions that would provide rights for the holders to demand payment of the outstanding amounts due to covenant or financial metric requirements. The CMBS Facility lender, however, has the right to control the disbursement of hotel operating cash receipts during the continuation of an event of default under the loan or if and while the debt yield falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters. During such an event, the CMBS Facility lender will use the funds to pay all monthly amounts due under the CMBS Facility loan documents including, but not limited to, required ongoing reserves, debt service and fees for the CMBS Facility and Revolving Facility and property operating expenses. Any remaining funds after the payment of such expenses will be held under the control of the CMBS Facility lender in an excess cash flow account and such amounts will not be available to the CorePoint CMBS Borrower until such events are cured, except that, if no event of default is continuing and there is no bankruptcy event with respect to the CorePoint CMBS Borrower, the CMBS Facility lender will make such funds available to the CorePoint CMBS Borrower for the payment of certain expenses, including, among other things, various operating expenses and dividends, and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower.

A potential source of liquidity will be the monetization of our non-core hotels generally over the next two years. As of December 31, 2019, we identified 166 non-core hotels, and, as of March 31, 2020, we have sold 23 of these hotels. We believe we will be able to realize net proceeds at or in excess of our carrying value. We believe we will be required to use a substantial portion of these net proceeds to reduce our outstanding debt principal balances. Excess proceeds, if any, may be used for other corporate uses, subject to our meeting certain minimum debt yields. However, even if all sales proceeds are used to reduce our outstanding debt, this will result in lower future interest expense. Also as our overall debt is reduced, we may benefit from refinancing opportunities. There is no assurance that we will be able to achieve any level of proceeds from the sale of our hotels or significantly reduce our outstanding debt through sales of hotels.

The Revolving Facility matures in May 2020 and the CMBS Facility matures in June 2020. As of March 31, 2020, the combined outstanding principal related to these debt obligations is $981 million. The Revolving Facility provides for a one-year extension option and the CMBS Facility provides for, at our option, five one-year extension options. In March 2020, we individually elected to extend the maturity date for each debt facility by one year. The notice of extension of the Revolving Facility is effective to extend the Revolving Facility’s currently existing maturity date for one year. The extension of the CMBS Facility will be effective on the existing maturity date of the CMBS Facility if we provide confirmation of a qualified new interest rate cap covering the extension period (which we have purchased) and if there is no event of default continuing under the CMBS Facility on such date. We believe we have met and/or will meet all requirements to extend each facility debt for one year.

However, as noted above, we may trigger a cash trap under the CMBS Facility and, depending on our financial recovery from the COVID-19 pandemic, we may not meet future extension requirements for the CMBS Facility in 2021. Accordingly, we may be dependent on restructuring the terms of our existing debts and/or securing additional capital sources, subject to the restrictions pursuant to the Revolving Credit Agreement Amendment. The terms of these debt arrangements may be on less favorable terms and equity capital sources, including convertible debt instruments, may be dilutive to existing stockholders.

For all periods the Series A Preferred Stock has been outstanding, we have paid a cash dividend equal to 13% per annum, paid quarterly. If we exceed certain leverage ratios, as defined, or if an event of default occurs (and has not been cured), the dividend rate will be increased to 15% and if we exceed the leverage ratio and are in an uncured event of default, the dividend rate will be increased to 16.5%. Based on our projections, and assuming continuing macroeconomic trends, we believe in the third quarter of 2020 we will exceed the leverage ratio and our dividend rate will increase to 15%.

Each of our Revolving Facility and CMBS Facility uses London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform expected in 2021. These reforms may cause LIBOR to no longer be provided or to perform differently than in the past. If LIBOR is no longer widely available, our Revolving Facility and CMBS Facility provide for alternate interest rate calculations. There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the Revolving Facility and CMBS Facility or their refinanced debt.

Dividends

Dividends on our common stock are authorized at the discretion of our board of directors based on an analysis of our prior performance, market distribution rates of our industry peer group, our desire to minimize our income tax liability, expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT.
To date, capital gains have not been a significant factor in our taxable income. However, as we execute our disposition strategy, we may recognize increased capital gains, which may result in additional regular or special distributions. Such distributions are not required in order to maintain REIT status and are at the discretion of our board of directors.

During the three months ended March 31, 2020, our board of directors authorized and we declared a cash dividend of $0.20 per share of common stock. The dividends were paid on April 15, 2020.
We paid cash common stock dividends for the three months ended March 31, 2020 of $11 million.     Due to the anticipated impact of the COVID-19 pandemic on our operating cash flow, we have suspended our common stock dividend for the remainder of the year ending December 31, 2020. In addition, the Revolver Credit Agreement Amendment restricts our ability to pay cash dividends on our common stock. See “Part II. Item 5. Other Information” of this Quarterly Report on Form 10-Q. Our board of directors will reassess at the end of the year the common dividend amount, if any, that will be declared and paid for 2020.
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
In addition, the COVID-19 pandemic has created significant uncertainty regarding future operating performance of the lodging industry and the Company. In accordance with Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Our evaluation includes assumptions and projections regarding our future operations, liquidity, compliance with debt financial covenants and metrics and management’s plans to alleviate such future conditions and events. Actual results may differ significantly from these estimates due to changes in judgments, assumptions and conditions as a result of unforeseen events or otherwise, which could have a material impact on our financial position, results of operations and management’s conclusions as to our ability to continue as a going concern.

There have been no material changes to our significant accounting policies or other new significant estimates that are considered material to our consolidated financial statements as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K.

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
Interest Rate Risk
We are exposed to interest rate changes primarily as a result of our variable rate on our outstanding debt. We quantify our exposure to interest rate risk based on how changes in interest rates affect our cash interest expense. We consider changes in the one-month LIBOR rate to be most indicative of our interest rate exposure as it is a function of the base rate for our credit facilities and is reasonably correlated to changes in our earnings rate on our cash investments. We consider increases of 0.5% to 2.0% in the one-month LIBOR rate to be reflective of reasonable changes we may experience in the current interest rate environment. The table below reflects the annual consolidated effect (before any applicable allocation to noncontrolling interest or income tax expense) of an increase in the one-month LIBOR to our cash interest expense related to our significant variable interest rate exposures for our wholly-owned assets and liabilities as of March 31, 2020 (amounts in millions, where positive amounts reflect a decrease in cash interest expense and bracketed amounts reflect an increase in cash interest expense):

	Increases in Interest Rates
	2.0%	1.5%	1.0%	0.5%
CMBS Facility	$(17)	$(13)	$(9)	$(4)
Revolving Facility	(2)	(2)	(1)	(1)
Interest rate cap	—	—	—	—
Total	$(19)	$(15)	$(10)	$(5)
In connection with the extension of our CMBS Facility, in April 2020, we purchased a new interest rate cap with a termination date of June 15, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Item 1A.	Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report on Form 10-K, the Company is supplementing the risk factors discussed in our Annual Report on Form 10-K with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K.

The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and to our business and is expected to adversely impact our business at least for the near term. The overall impact on our business, operating results, cash flows and/or financial condition could be material.

In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic has spread to over 200 countries and territories, including the U. S., and has spread to every state in the U.S. and has adversely affected global economies, financial markets and the overall environment for our business. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The extent to which it may impact our future results of operations and overall financial performance remains uncertain.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows and/or financial condition described in the risk factors contained in our Annual Report on Form 10-K, including the impact of:

•	contraction in the U.S. economy or low levels of economic growth, which could adversely affect our revenues and profitability as well as limit or slow our future growth;

•
many of the expenses associated with owning hotels, such as debt-service payments, property taxes, insurance, utilities and employee wages and benefits, as well as expenses related to being an independent public company, being inflexible and not necessarily decreasing in tandem with a reduction in revenue at the hotels;

•	the capital intensity of our business;

•	reductions in our ability to maintain or improve our portfolio or act in accordance with applicable brand standards;

•	reduction in the availability of financing and other liquidity sources; and

•
changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain properties, which may cause us to incur impairment charges that could adversely affect our results of operations.

In addition, the COVID-19 pandemic may adversely impact our business and financial condition in other areas, including: the ability of potential purchasers to (i) review assets that we are seeking to dispose of pursuant to our non-core disposition strategy in affected areas as a result of quarantines, restrictions on travel, shelter in place rules, restrictions on types of businesses that may continue to operate and/or restrictions on types of construction projects that may continue or (ii) to obtain financing for the purchase of such assets; and our ability to make payments on our indebtedness, to fund planned capital expenditures and to make distributions to our stockholders depends on our ability to generate cash. If we are unable due to the impact of the COVID-19 pandemic to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital (to the extent permitted by the Revolver Credit Agreement Amendment and other contractual or other obligations).

As of March 31, 2020, 19 of our hotels were temporarily not accepting transient guests or most other reservations due to the impact of the COVID-19 pandemic. Because our hotels are located in the U.S., the COVID-19 pandemic will impact our hotels to the extent that its spread within the U.S. continues to limit occupancy, increases the cost of operation, or necessitates the closure of such properties.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions and the impact of these and other factors on our hotel operations. The economic downturn resulting from the COVID-19 pandemic could negatively impact our operations, as well as our ability to make distributions to stockholders. Such impact on our business, operating results, cash flows and/or financial condition could be material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock we purchased during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 through January 30, 2020	1,335	$10.25	—	$21,060,769
February 1 through February 29, 2020	—	—	—	$21,060,769
March 1 through March 31, 2020	—	—	—	$21,060,769
Total	1,335	$10.25	—
____________________

(1)
Reflects shares purchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock under our 2018 Omnibus Incentive Plan. There were no shares purchased under our share repurchase program during the quarter ended March 31, 2020.

(2)
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
On May 19, 2020, CorePoint OP, the CorePoint Revolver Borrower and certain of the CorePoint Revolver Borrower’s subsidiaries entered into the second amendment to the credit agreement governing our Revolving Facility (“Revolver Credit Agreement Amendment”). After giving effect to the Revolver Credit Agreement Amendment, the commitments under our Revolving Facility are reduced to $110 million, any existing or new letters of credit are required to be cash collateralized at 102% and the CorePoint Revolver Borrower is required to prepay outstanding revolving loans in an amount equal to $5 million, on a monthly basis, for a period of five months commencing on August 15, 2020 (the “Scheduled Payments”). Additionally, the interest rate margin under our Revolving Facility increased by 0.50% per annum to be, at the option of the CorePoint Revolver Borrower, either at a base rate plus a margin of 4.00% per annum or LIBOR plus a margin of 5.00% per annum and the commitment fee increased from 0.50% per annum to 0.75% per annum payable at the end of each quarter. The Revolver Credit Agreement Amendment extended the maturity of our Revolving Facility to May 31, 2021, which maturity may be accelerated if our CMBS Facility is not extended to a date no earlier than such date on or prior to its stated maturity on June 9, 2020.

The Revolver Credit Agreement Amendment further restricts our ability to incur certain additional debt and liens and make certain investments and restricted payments, such as paying dividends on or repurchasing common stock, but provides for the ability to incur debt consisting of certain government loan programs and make restricted payments in order for CorePoint Lodging Inc. to maintain its status as a REIT. Additionally, the total net leverage ratio and interest coverage ratio financial covenants were eliminated through the maturity date of our Revolving Facility. The Revolver Credit Agreement Amendment requires that we maintain a minimum of $60 million of liquidity (exclusive of certain restricted cash), at all times. The minimum liquidity amount is reduced on a dollar-for-dollar basis in respect of 50% of any amounts utilized to repay our Revolving Facility and permanently reduce the commitments thereunder (other than in respect of the Scheduled Payments). In consideration of the lenders under our Revolving Facility consenting to the Revolver Credit Agreement Amendment, each of CorePoint Lodging Inc. and CorePoint OP GP L.L.C. agreed to provide a guarantee of the obligations under the Revolving Facility and pledge the equity of CorePoint OP owned by it as security for such obligations.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Revolver Credit Agreement Amendment which is filed as Exhibit 10. 4 hereto.

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

10.1	CorePoint Operating Partnership L.P. Section 16 Officer Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 26, 2020)
10.2	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2020 Time-Based Vesting Award)
10.3	Form of Performance Stock Unit Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan
10.4
Second Amendment to Credit Agreement and Amendment to Guaranty and Security Agreement, dated as of May 19, 2020, by and among CorePoint Operating Partnership L.P., CorePoint Borrower L.L.C., CorePoint Lodging Inc., CorePoint OP GP L.L.C., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) related notes.

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

COREPOINT LODGING INC.
(Registrant)

Date:	May 20, 2020	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2020	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 20, 2020	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)