Form 10-Q
period 2020-06-30
CorePoint Lodging Inc.
filed 2020-08-10
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The registrant had outstanding 58,160,358 shares of common stock as of July 31, 2020.

COREPOINT LODGING INC.
FORM 10-Q TABLE OF CONTENTS
FOR THE PERIOD ENDED JUNE 30, 2020

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
        There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020, and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•the duration and severity of governmental, market and individual responses to the novel coronavirus (“COVID-19”) pandemic, including negative effects on our operations, liquidity, access to capital, compliance with the agreements governing our indebtedness and our ability to operate as a going concern;
•increased operating expenses resulting from the COVID-19 pandemic, including costs related to suspending and then resuming operations at hotels, increased cleaning, additional health and safety supplies, costs of furloughing, re-hiring and retaining staff, and increases in customer acquisition costs and marketing;
•inability to execute our non-core hotel transition strategy on satisfactory terms and in a timely manner;
•business and financial risks inherent to the lodging industry, including adverse trends in consumer and business travel;
•macroeconomic and other factors beyond our control;
•contraction in the United States and global economy or low levels of economic growth due to COVID-19 or other macroeconomic effects;
•the geographic concentration of our hotels;
•inability to compete effectively;
•our concentration in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand;
•our dependence on the performance of LQ Management L.L.C. (“LQM”) and other future third-party hotel managers and franchisors;
•covenants in our hotel franchise and management agreements that limit or restrict the sale of our hotels or impose brand standards;
•inability to maintain good relationships with LQM, La Quinta Franchising LLC (“LQ Franchising”) and other third-party hotel managers and franchisors;
•delays or increased expense relating to our efforts to renovate, develop or redevelop our hotels, including restorations related to property damages;
•seasonal and cyclical volatility in the lodging industry, including short and long term changes in consumer and business travel;
•effect of severe weather, natural disasters, or other events resulting in property damage or disruption of hotel operations;
•decreases in revenue without corresponding decreases in expenses;
•the capital-intensive nature of our business;

•risks resulting from significant investments in real estate;
•risks posed by our disposition activities, as well as our acquisition, redevelopment, repositioning, renovation and re-branding activities;
•risks associated with dispositions of hotel properties, including our ability to successfully contract with qualified buyers and the risk that purchasers may not have access to capital or meet other requirements to complete the purchase;
•required capital expenditures and costs associated with, or failure to maintain, brand standards, including temporary deferral of maintenance expenditures due to our response to the COVID-19 pandemic;
•the loss of a brand license at one or more of our hotels;
•cyber threats and the risk of data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems;
•the growth of internet reservation channels;
•disruptions to the functioning or transition of the reservation systems, accounting systems or other technology programs for our hotels;
•the cessation, reduction or taxation of program benefits of loyalty programs or our access to them;
•risks of having a number of our hotels subject to ground leases, including risks related to our ability to execute and complete disposition and major renovation activities for hotels subject to ground leases;
•unknown or contingent liabilities related to our hotels or any hotels we may acquire in the future;
•disruptions to our ability to access capital at times and on terms reasonably acceptable to us;
•the loss of senior executives;
•risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor;
•the results of the current or future audits by the Internal Revenue Service (“IRS”);
•the nature and complexity of our structure and transactions and the related risk of successful challenges to our tax positions by the IRS or state and local taxing authorities;
•our substantial indebtedness, upcoming maturities and compliance with terms of the agreements governing our existing indebtedness such as debt service payment requirements, liquidity requirements and other financial requirements, as well as related covenant restrictions limiting new indebtedness, certain investments and restricted payments such as paying dividends on or repurchasing common stock;
•risks related to qualifying and maintaining our qualifications as a real estate investment trust (“REIT”);
•our ability to maintain effective internal control over financial reporting, including with respect to information obtained from our manager; and
•the significant influence of affiliates of The Blackstone Group Inc. (“Blackstone”) over us.
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

PART I ‑ FINANCIAL INFORMATION
Item 1. Financial Statements

CorePoint Lodging Inc.
Condensed Consolidated Balance Sheets (Unaudited)
($ in millions, except per share amounts)

	June 30, 2020	December 31, 2019
Assets:
Real estate:
Land	$553	$604
Buildings and improvements	1,936	2,162
Furniture, fixtures, and other equipment	323	347
Gross operating real estate	2,812	3,113
Less accumulated depreciation	(1,117)	(1,216)
Net operating real estate	1,695	1,897
Construction in progress	8	14
Total real estate, net	1,703	1,911

Right of use assets	21	21
Cash and cash equivalents	194	101
Accounts receivable	20	33
Other assets	60	43
Total Assets	$1,998	$2,109

Liabilities and Equity:

Liabilities:
Debt, net	$961	$915
Mandatorily redeemable preferred shares	15	15
Accounts payable and accrued expenses	66	82
Dividends payable	—	11
Other liabilities	46	43
Deferred tax liabilities	7	6
Total Liabilities	1,095	1,072
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 1.0 billion shares authorized; 58.2 million and 57.2 million shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in-capital	959	954
Retained earnings (deficit)	(59)	80
Noncontrolling interest	2	2
Total Equity	903	1,037
Total Liabilities and Equity	$1,998	$2,109

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rooms	$70	$215	$213	$419
Other	2	4	5	8
Total Revenues	72	219	218	427
Operating Expenses:
Rooms	40	102	119	195
Other departmental and support	15	28	39	59
Property tax, insurance and other	15	19	31	36
Management and royalty fees	7	21	21	42
Corporate general and administrative	6	14	14	22
Depreciation and amortization	42	46	82	90
Impairment loss	52	—	54	—
Gain on sales of real estate	(9)	(2)	(32)	(2)
Gain on casualty	(1)	(4)	(3)	(4)
Total Operating Expenses	167	224	325	438
Operating Loss	(95)	(5)	(107)	(11)
Other Income (Expense):
Interest expense	(12)	(18)	(26)	(36)
Other income (expense), net	(1)	5	2	7
Total Other Expenses	(13)	(13)	(24)	(29)
Loss before income taxes	(108)	(18)	(131)	(40)
Income tax benefit (expense)	1	(1)	3	(6)
Net loss	$(107)	$(19)	$(128)	$(46)

Weighted average common shares outstanding - basic and diluted	56.6	57.0	56.6	57.8

Basic and diluted loss per share	$(1.89)	$(0.32)	$(2.26)	$(0.80)

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except per share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
	Shares	Par Value
Balance as of January 1, 2019	59.5	$1	$974	$319	$3	$1,297
Cumulative effect of a change in accounting principle	—	—	—	1	—	1
Net loss	—	—	—	(27)	—	(27)
Dividends on common stock ($0.20 per share)	—	—	—	(12)	—	(12)
Equity-based compensation	0.4	—	2	—	—	2
Purchase of common stock	(0.7)	—	(9)	—	—	(9)
Balance as of March 31, 2019	59.2	$1	$967	$281	$3	$1,252
Net loss	—	—	—	(19)	—	(19)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	—	—	4	—	—	4
Purchase of common stock	(1.5)	—	(17)	—	—	(17)
Balance as of June 30, 2019	57.7	$1	$954	$251	$3	$1,209

Balance as of January 1, 2020	57.2	$1	$954	$80	$2	$1,037
Net loss	—	—	—	(21)	—	(21)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	0.9	—	2	—	—	2
Balance as of March 31, 2020	58.1	$1	$956	$48	$2	$1,007
Net loss	—	—	—	(107)	—	(107)
Equity-based compensation	0.1	—	3	—	—	3
Balance as of June 30, 2020	58.2	$1	$959	$(59)	$2	$903

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(128)	$(46)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	82	90
Amortization of deferred costs and other assets	9	11
Impairment loss	54	—
Gain on casualty	(3)	(4)
Gain on sales of real estate	(32)	(2)
Equity-based compensation expense	5	6
Changes in assets and liabilities:
Accounts receivable	2	(7)
Other assets	—	4
Accounts payable and accrued expenses	(9)	6
Other liabilities	—	3
Net cash provided by (used in) operating activities	(20)	61
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(14)	(47)
Lender and other escrows	(10)	—
Insurance proceeds related to real estate casualties	9	9
Proceeds from sales of real estate	117	24
Net cash provided by (used in) investing activities	102	(14)
Cash flows from financing activities:
Proceeds from debt	110	—
Repayment of debt	(70)	(19)
Debt issuance costs	(1)	—
Payment of insurance financing	(6)	(5)
Dividends on common stock	(22)	(23)
Purchase of common stock	—	(26)
Net cash provided by (used in) financing activities	11	(73)
Increase (decrease) in cash and cash equivalents	93	(26)
Cash and cash equivalents at the beginning of the period	101	68
Cash and cash equivalents at the end of the period	$194	$42

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Organization and Basis of Presentation
Organization and Business
        CorePoint Lodging Inc., a Maryland corporation, is a publicly traded (NYSE: CPLG) self-administered lodging real estate investment trust (“REIT”) primarily serving the upper midscale and midscale lodging segments, with a portfolio of select-service hotels located in the United States (“U.S.”). As used herein, “CorePoint,” “we,” “us,” “our,” or the “Company” refer to CorePoint Lodging Inc. and its subsidiaries unless the context otherwise requires.
        The following table sets forth the number of owned and joint venture hotels and approximate number of rooms at such hotels as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
	Hotels	Rooms	Hotels	Rooms
Owned	239	31,200	270	34,800
Joint Venture	1	200	1	200
Totals	240	31,400	271	35,000

        For U.S. federal income tax purposes, we made an election to be taxed as a REIT, effective May 31, 2018, with the filing of our U.S. federal income tax return for the year ended December 31, 2018. We believe that we are organized and operate in a REIT-qualified manner, and we intend to continue to operate as such. As a REIT, we are generally not subject to federal corporate income tax on the portion of our net income that is currently distributed to our stockholders. To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage our hotels. Therefore, we lease the hotel properties to CorePoint TRS L.L.C., our wholly-owned taxable REIT subsidiary (“CorePoint TRS”), which engages third-party eligible independent contractors to manage the hotels. CorePoint TRS is subject to federal, state and local income taxes. To maintain our REIT status, we must distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. We intend to continue to meet our distribution and other requirements as required by the Code.
Interim Unaudited Financial Information
        The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of June 30, 2020 and December 31, 2019, and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2020 and 2019.
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

2.  Significant Accounting Policies and Recently Issued Accounting Standards
Investment in Real Estate

        Property and equipment and other investments in real estate are stated at cost less accumulated depreciation computed using a straight-line method over the following estimated useful life of each asset. Buildings and improvements have an estimated useful life of five to 40 years, furniture, fixtures and other equipment have an estimated useful life of two to ten years, and leasehold improvements are depreciated over the shorter of the underlying lease term or the useful lives of the related assets, generally ranging from two to 25 years.
        We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishment, renovation, and major repairs. Such costs primarily include third-party contract labor, materials, professional design and other direct costs, and, during the redevelopment and renovation period, interest, real estate taxes and insurance costs. The interest, real estate taxes and insurance capitalization period begins when the activities related to the development have begun and ceases when the project is substantially complete, and the assets are held available for use or occupancy. Once such a project is substantially complete and the associated assets are ready for intended use, interest, real estate taxes and insurance costs are no longer capitalized. Normal maintenance and repair costs are expensed as incurred.

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

        In evaluating our investments for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected hold periods change, we may incur future impairment losses.

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
Accounts Receivable
        Accounts receivable primarily consists of receivables due from insurance settlements, our hotel manager, hotel guests, and credit card companies and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on expected losses incurred over the life of the receivable, considering our historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when collection is not probable. We record uncollectible operating lease receipts as a direct offset to room revenues. Our insurance settlement receivables are recorded based upon the terms of our insurance policies and our estimates of insurance losses.  As of June 30, 2020 and December 31, 2019, we had $8 million and $12 million of insurance settlement receivables, respectively. As of June 30, 2020 and December 31, 2019, we had $5 million and $9 million of receivables, respectively, related to the 2019 settlement of disputes with our hotel manager (the “Wyndham Settlement”). Remaining payments on the Wyndham Settlement are required to be paid no later than June 2021.

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
        We record all derivatives at fair value. On the date the derivative contract is entered into, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Cash Flow Hedge are recorded in comprehensive income (loss) until they are reclassified into earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Fair Value Hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Changes in fair value of undesignated hedge instruments are recorded in current period earnings. As of June 30, 2020 and December 31, 2019, we had interest rate caps, each of which are undesignated hedge instruments.
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
Income Taxes
        We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2020 or 2019 related to our REIT operations; however, CorePoint TRS, our wholly owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes.
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
        In determining our tax expense or benefit for financial statement reporting purposes, we must evaluate our compliance with the Code, including the transfer pricing determinations used in establishing rental payments between the REIT and CorePoint TRS. Accounting for income taxes requires, among others, interpretation of the Code, estimated tax effects of transactions, and evaluation of probabilities of sustaining tax positions, including realization of tax benefits. We recognize tax positions only after determining that the relevant tax authority would more likely than not sustain the position following the audit.  The final resolution of those assessments may subject us to additional taxes. In addition, we may incur expenses defending our positions during Internal Revenue Service (“IRS”) tax examinations, even if we are able to eventually sustain our position with the tax authorities.
Concentrations of Credit Risk and Business Risk
        We have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. As of June 30, 2020, approximately 75% of our total cash and cash equivalents were held in accounts fully covered by FDIC insurance or money market accounts collateralized by U.S. treasuries. For our remaining cash and cash equivalent accounts, we utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We have diversified our accounts with several banking institutions in an attempt to minimize exposure to any one of these institutions. We also monitor the creditworthiness of our customers and financial institutions before extending credit or making investments.
        Substantially all of our revenues are derived from our lodging operations at our hotels. Lodging operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the novel coronavirus (“COVID-19”) pandemic, which could adversely affect our business, financial condition and results of operations.
        We have a concentration of hotels operating in Texas, Florida and California. The number of hotels and percentages of total hotels as of June 30, 2020 and 2019, and the percentages of our total revenues from these states for the six months ended June 30, 2020 and 2019, is as follows:

	June 30, 2020			June 30, 2019
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Texas	45	19%	18%	68	22%	21%
Florida	45	19%	22%	49	16%	18%
California	21	9%	12%	21	7%	10%
Total	111	47%	52%	138	45%	49%

        The decrease in hotels from June 30, 2019 to June 30, 2020 is due to the sale or disposal of hotels.

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

3.  Investments in Real Estate

        During the six months ended June 30, 2020, 30 hotels were sold for gross proceeds of $129 million resulting in a gain on sale of $32 million. In addition, during the six months ended June 30, 2020, one hotel was disposed by returning the property to the ground lessor at the end of the lease term.

        For the three and six months ended June 30, 2020 we recorded an impairment loss of $52 million and $54 million, respectively, primarily due to lower valuation of certain of our properties related to the ongoing and updated impact of the COVID-19 pandemic on the lodging industry. We will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 pandemic data and effects, analysis related to our operations, fair value, our holding periods and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Such changes in circumstances and analysis may result in impairment losses in future periods. We had no impairment loss for the three or six months ended June 30, 2019.

        We have experienced hurricane and fire related damages to certain of our hotels. We carry comprehensive property, casualty, flood and business interruption insurance that we anticipate will cover our losses at these hotels, subject to deductibles. For the three and six months ended June 30, 2020 we had no involuntary conversion write-off of net book value of damaged assets. Certain of our hotels had closures and disruptions to business primarily due to hurricanes and fires that occurred in previous years. We had no business interruption proceeds for the three months ended June 30, 2020. For the three months ended June 30, 2019, we recorded business interruption insurance proceeds of $6 million. For the six months ended June 30, 2020 and 2019, we recorded business interruption insurance proceeds of $2 million, and $7 million, respectively. These business interruption insurance proceeds are included in “other income (expense), net” on our condensed consolidated statements of operations.

As of June 30, 2020, we have not recognized any potential insurance claims related to COVID-19 pandemic losses. Given the contractual uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

        Construction in progress primarily includes capitalized costs for ongoing projects that have not yet been put into service. We have pledged substantially all of our investments in real estate as collateral for our CMBS Facility (as defined below).

4.  Other Assets

        The following table presents other assets as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Lender and other escrows	$31	$20
Prepaid expenses	15	10
Intangible assets, net	4	4
Federal and state tax receivables	4	—
Other assets	6	9
Total other assets	$60	$43

5.  Debt
        The following table presents the carrying amount of our debt as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
CMBS Facility	$851	$921
Revolving Facility	110	—
	961	921
Less deferred financing costs, net	—	(6)
Total debt, net	$961	$915

CMBS Facility
        Certain indirect wholly-owned subsidiaries of CorePoint Lodging Inc. (collectively, the “CorePoint CMBS Borrower”), CorePoint TRS and CorePoint Operating Partnership L.P. (“CorePoint OP”) are parties to a loan agreement (the “CMBS Loan Agreement”) providing for a mortgage loan secured primarily by mortgages for substantially all of our wholly-owned and ground leased hotels, an excess cash flow pledge for five owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”).
The CMBS Facility currently matures on June 9, 2021, with four remaining one-year extension options, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement. No principal payments are due prior to the scheduled or extended maturity date. The CMBS Facility is pre-payable in whole or in part subject to payment of all accrued interest through the end of the applicable accrual period.

        The CMBS Facility bears interest at a rate equal to the sum of (i) one-month LIBOR and (ii) 2.75% per annum until June 2023, followed by 2.90% per annum until June 2024 and 3.00% per annum until June 2025. Interest is generally payable monthly. As of June 30, 2020, the CMBS Facility interest rate was 2.91%. Additional prepayments will be applied to lower interest bearing principal tranches, reducing total future interest expense but will have the effect of increasing the weighted average interest rate on the remaining outstanding principal balance.
        We may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. Since May 2020, all net sale proceeds have been required to be paid under the CMBS Loan Agreement to release the collateralized property under the CMBS Facility, and we believe that future hotel collateral releases will likely require the payment of all (or substantially all) net sale proceeds as well. During the six months ended June 30, 2020, primarily in connection with the sale of 30 secured hotel properties, $70 million of the net proceeds were used to pay down the principal of the CMBS Facility.
        The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of June 30, 2020, we believe we were in compliance with these covenants.
At the origination of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In June 2020, the CorePoint CMBS Borrower deposited in the loan servicer’s account an additional $6 million in reserves related to property insurance coverage and higher property insurance deductibles, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. In addition, the CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts (commonly referred to as a “CMBS Facility cash trap”) during the continuation of an event of default under the loan or if and while the Debt Yield for the CMBS Facility falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters. As of the June 30, 2020 calculation date, we were below the CMBS Facility cash trap Debt Yield threshold, and if we are below the CMBS Facility cash trap Debt Yield threshold on the September 30, 2020 calculation date, we will be subject to a CMBS Facility cash trap beginning in the fourth quarter of 2020. As of June 30, 2020, we believe we were in compliance with these terms and covenants of the CMBS Facility.
Revolving Facility
        CorePoint Lodging Inc., CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”) CorePoint OP GP, L.L.C., and CorePoint OP are parties to a credit agreement (the “Revolver Credit Agreement”), as amended, providing for a $110 million Revolving Facility (“Revolving Facility”). The CorePoint Revolver Borrower is our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP. Under the Revolver Credit Agreement, the CorePoint Revolver Borrower is required to make monthly principal payments of $5 million for a period of five months commencing in August 2020 through December 2020 (the “Scheduled Payments”). The Revolving Facility matures on May 31, 2021. As of June 30, 2020, $110 million was outstanding under the Revolving Facility and we had no additional borrowings available. In addition, as of June 30, 2020, there was a $2 million outstanding letter of credit issued under the Revolving Facility. Prior to the May 2020 amendment, the Revolving Facility had a loan commitment of $150 million.
In May 2020, in connection with the amendment to the Revolver Credit Agreement, interest under the Revolving Facility increased, at the option of the CorePoint Revolver Borrower, to either a base rate plus a margin of 4.0% per annum or a LIBOR rate plus a margin of 5.0% per annum. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. Additionally, there is a commitment fee payable at the end of each quarter equal to 0.75% per annum of unused commitments under the Revolving Facility and customary letter of credit fees. As of June 30, 2020, the Revolving Facility interest rate was 5.16%.

The Revolving Facility contains customary representations and warranties. The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, CorePoint Lodging Inc. and CorePoint OP GP L.L.C. and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower. Furthermore, CorePoint Lodging Inc., CorePoint OP GP L.L.C. and CorePoint OP each pledge certain equity interests in subsidiaries, representing substantially all of the Company’s hotel operations, as security for the obligations.
        The Revolver Credit Agreement, as amended, also requires that we maintain a minimum of $60 million of cash and cash equivalents liquidity, as defined, at all times. The minimum liquidity amount is reduced on a dollar-for-dollar basis in respect of 50% of any amounts utilized to repay our Revolving Facility and permanently reduce the commitments thereunder (other than in respect of the Scheduled Payments). Further, due to the disruptions in our operations from the COVID-19 pandemic, our Revolving Facility lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as the “Revolving Facility cash trap”). As of June 30, 2020, the cash and cash equivalents subject to the Revolving Facility cash trap were approximately $35 million. Cash and cash equivalents subject to the cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. We will be subject to the Revolving Facility cash trap until we are in compliance with a debt yield threshold of not less than 13.8% under the Revolving Facility, which we may be unable to meet during the remainder of the term of the Revolving Facility. As of June 30, 2020, we believe we were in compliance with these terms and covenants of the Revolver Credit Agreement.

6.  Mandatorily Redeemable Preferred Shares

        We have 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), held by an unrelated third-party. The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. The Series A Preferred Stock is senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. For all periods the Series A Preferred Stock has been outstanding, we have paid a cash dividend equal to 13% per annum, paid quarterly. If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we will be required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. As of June 30, 2020, we exceeded the 7.5 to 1.0 leverage ratio noted above, and accordingly, beginning July 1, 2020, the Series A Preferred Stock dividend rate will be 15% per annum. The Series A Preferred Stock dividend rate will not return to 13% per annum until our leverage ratio is equal to or less than the applicable leverage ratio and we are not in an uncured event of default as of the last day of a fiscal quarter. The COVID-19 pandemic has caused significant disruptions to our operations, and there can be no assurance that our future operating performance will be adequate for us to meet the requirements to achieve the lower dividend rate or to continue to pay dividends on the Series A Preferred Stock.
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
        Holders of Series A Preferred Stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock on the tenth anniversary of its issuance or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable. As of June 30, 2020, neither event described above has occurred.

7.  Accounts Payable and Accrued Expenses and Other Liabilities
        Accounts payable, accrued expenses and other liabilities include the following as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020	December 31, 2019
Due to hotel manager	$21	$26
Real estate taxes	17	22
Sales and occupancy taxes	4	7
Interest	1	2
Other accounts payable and accrued expenses	23	25
Total accounts payable and accrued expenses	$66	$82

Operating lease liabilities	$24	$25
Insurance financing	8	2
Below market leases, net	3	5
Other liabilities	11	11
Total other liabilities	$46	$43

8.  Commitments and Contingencies
Hotel Management and Franchise Agreements
Management Fees
        On May 30, 2018, wholly owned subsidiaries of the Company entered into separate hotel management agreements for each of our hotels with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined. The term of the management agreements is 20 years subject to two renewals of five years each, at LQM’s option. There are penalties for early termination.
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
For the three months ended June 30, 2020 and 2019, our management fee expense was $3 million and $10 million, respectively. For the six months ended June 30, 2020 and 2019, our management fee expense was $10 million and $21 million, respectively.
Royalty Fees

        On May 30, 2018, we entered into separate hotel franchise agreements for each of our hotels with La Quinta Franchising LLC (“LQ Franchising”). Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards.
        Our franchise agreements require that we pay a 5% royalty fee on gross room revenue. The term of the franchise agreements is through 2038, subject to one renewal of ten years, at our option, subject to certain conditions. There are penalties for early termination. For the three months ended June 30, 2020 and 2019, our royalty fee expense was $4 million and $11 million, respectively. For the six months ended June 30, 2020 and 2019, our royalty fee expense was $11 million and $21 million, respectively. LQ Franchising has deferred the payment of the royalty and certain other franchise fees for March through May 2020 (interest-free) until September 1, 2020, due to the impact of the COVID-19 pandemic.

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

        Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance. However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. We expect to meet these requirements primarily through our recurring capital expenditure program. As of June 30, 2020, $15 million was held in lender escrows that can be used to fund these requirements. As a result of the impact of the COVID-19 pandemic, our franchisor has waived any brand standards that requires capital investment (except for health and safety standards) until January 1, 2021.

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
        In 2014, the IRS commenced a tax audit, primarily related to transfer pricing for internal rents charged by our prior REIT. Subsequently, we have supplied information to the IRS supporting our position. In November 2019, the IRS issued notices of proposed adjustments (“NOPA”, also known as a 30 Day Letter) proposing a redetermined rent adjustment resulting in approximately $138 million of additional federal taxes, attributable to tax years 2010 and 2011, exclusive of penalties and interest. Additionally, the November 2019 NOPA proposed an adjustment resulting in the loss of tax operating loss carryforwards generated in tax years 2006 through 2009. The adjustment to the tax operating loss carryforwards, measured at the tax rates enacted during the year of utilization and exclusive of penalties and interest, is $31 million.
        We responded to the IRS in disagreement with its NOPA in January 2020. In April 2020, the IRS responded in disagreement to our response. Due to the COVID-19 pandemic and IRS offices being temporarily closed, the transfer of the audit to IRS Appeals office has been delayed, and no date has been established for when it will be transferred to the IRS Appeals office and the appeals process will commence.
        We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of June 30, 2020, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

Purchase Commitments
        As of June 30, 2020, we had approximately $23 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business. Approximately $18 million of this amount relates to long-term hotel service contracts payable over approximately four years.
Lease Commitments
        As a lessee, our arrangements are primarily ground leases for certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years, with initial term maturities occurring between 2022 and 2096. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts.  Our other operating leases primarily relate to our corporate office.

        The contractual maturity analysis of all of our operating lease liabilities on an undiscounted basis as of June 30, 2020 is as follows (in millions):

Year	Amount
2020 (remaining six months)	$2
2021	3
2022	3
2023	3
2024	3
2025	2
Thereafter	58
$74
        The difference between the undiscounted contractual payments of $74 million above and the June 30, 2020 operating lease liabilities of $24 million (included in our “other liabilities”) is the present value of imputed interest. Contractual payments include base rents that have been contractually reset based on inflation indexes as of June 30, 2020.
        We had no rent expense for the three months ended June 30, 2020 and $1 million of rent expense for the three months ended June 30, 2019. For the six months ended June 30, 2020, total rent expense was $1 million, as compared to $2 million for the six months ended June 30, 2019. Differences between amounts expensed and cash paid were not significant. Rent expense is included in property tax, insurance and other expenses in our condensed consolidated statement of operations.
Post-employment Benefits
        We have entered into severance plans with all executives and other employees. New employees are added at their date of employment. The plans include salary continuation, severance benefits, continuation of health care coverage and other supplemental post-employment benefits, all which vary depending on the employee’s position and apply where there is termination without cause. We had no expenses related to these severance plans in the three or six months ended June 30, 2020. During the three and six months ended June 30, 2019, we incurred $6 million of corporate general and administrative expense related to these severance plans.

9.  Equity

        On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Effective with the May 2020 amendment to our Revolving Facility, our Revolver Credit Agreement restricts us from making any purchases at this time. Accordingly, we have temporarily suspended purchases under the share repurchase program and no shares have been acquired in 2020. During the six months ended June 30, 2019, we acquired 2.1 million shares at a weighted average cost per share of $11.70 under the share repurchase program.

        In April 2020, our board of directors suspended the common stock dividend for the second quarter of 2020 and for the remainder of the year. In addition, effective with the May 2020 amendment to our Revolving Facility, the Revolver Credit Agreement

restricts our ability to pay cash dividends on our common stock unless required to meet REIT federal income tax requirements. Our board of directors will reassess at the end of the year any additional common dividend amount that may be declared and paid for 2020.

10.  Revenues

        Revenues for the three and six months ended June 30, 2020 and 2019 are comprised of the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease revenues:
Rooms	$70	$215	$213	$419
Other	1	2	2	3
Total lease revenues	71	217	215	422

Customer revenues	1	2	3	5
Total revenues	$72	$219	$218	$427

        Operating lease revenues other primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For both of the three and six month periods ended June 30, 2020 and 2019, we had an insignificant amount of variable lease revenue.

        During the three months ended June 30, 2020, up to 30 hotels with approximately 3,700 rooms were temporarily not accepting transient guests or most other reservations for a period of time in response to the COVID-19 pandemic and various travel restrictions. As of June 30, 2020, only one hotel remained effectively closed to reservations. As of the date of this filing, this hotel has resumed accepting transient guests and reservations. As we considered these suspensions temporary, these hotels were classified as operating for all periods presented.

11.  Equity-Based Compensation

        Our 2018 Omnibus Incentive Plan (the “Plan”), authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”) non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. A total of eight million shares of common stock has been authorized for issuance under the Plan and approximately five million shares of common stock were available for issuance as of June 30, 2020.

        The RSAs and RSUs are time-based and are not subject to future performance targets. The RSAs generally vest over one to three years. The RSUs generally vest over one to two years, with certain RSUs vesting immediately upon grant. RSAs and RSUs are initially recorded at the market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of June 30, 2020, these performance targets relate to relative and absolute total shareholder returns, as defined, which are treated as market-based conditions. Accordingly, these market-based PSUs are recorded at the fair value of the award using a Monte Carlo simulation valuation model. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events. For the three months ended June 30, 2020, and 2019, we recognized $3 million and $4 million of equity-based compensation expense, respectively. For the six month periods ended June 30, 2020, and 2019, we recognized $5 million and $6 million of equity-based compensation expense, respectively.

        The following table summarizes the activity of our RSAs, RSUs, and PSUs during the six months ended June 30, 2020 and 2019:

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	653,790	$20.30	368,969	$6.99	5,072	$6.05
Granted	919,106	$3.88	979,482	$5.42	240,269	$4.19
Converted	(67,637)	$13.06	—	$—	(4,787)	$6.06
Outstanding at June 30, 2020 (1)	1,505,259	$10.60	1,348,451	$5.85	240,554	$4.19
__________
(1) As of June 30, 2020, no outstanding RSAs and PSUs were vested. As of June 30, 2020, 36,523 outstanding RSUs were vested.

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	884,068	$20.50	—	$—	14,624	$5.77
Granted	428,865	$11.04	447,527	$6.99	478	$12.49
Converted	(245,601)	$15.37	—	$—	(9,611)	$6.04
Forfeited	(51,540)	$15.61	(73,694)	$6.99	—	$—
Outstanding at June 30, 2019 (1)	1,015,792	$17.99	373,833	$6.99	5,491	$5.89
__________
(1) As of June 30, 2019, no outstanding RSAs, PSUs or RSUs were vested.

        RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

12. Income Taxes

        The following table presents our income tax benefit (expense) for the six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current tax benefit (expense)	$—	$(2)	$4	$(7)
Deferred tax benefit (expense)	1	1	(1)	1
Total income tax benefit (expense)	$1	$(1)	$3	$(6)
        The provision for income taxes for both periods differs from the statutory federal tax rate of 21%, due to the impact of our REIT election, accelerated deductions for certain real estate expenditures and state income taxes.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

        We use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. As of June 30, 2020, we had three interest rate caps with an aggregate notional value of $2 billion that terminate between July 2020 through June 2021. The fair value of these interest rate caps was less than $0.1 million.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        We have recorded non-cash impairment losses related to the reduction in the fair value of certain of our real estate investment and long-lived assets. The impairment losses in 2020 related to lower valuation of certain of our properties due to the ongoing impact of the COVID-19 pandemic on the lodging industry and final disposal costs related to a property previously impaired in 2019. The impairment losses in 2019 related to changes in management’s estimate of the intended holding periods for certain of our hotels. Our process to estimate the fair value of an asset involves using the sales price of an executed sales agreement, which would be considered a Level 2 assumption within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimated revenue multiples that we believe would be used by a third-party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy.

        The following table summarizes the assets which were measured at fair value and impaired for the six months ended June 30, 2020 and the year ended December 31, 2019 (in millions):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices in Active Market for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Total Losses
For the six months ended June 30, 2020
Real estate (2)	$310	$—	$7	$303	$52

For the year ended December 31, 2019
Real estate	$299	$—	$31	$268	$138
Right of use assets	$22	$—	$—	$22	$3
 ____________________
(1)  The Level 3 unobservable inputs consist of internally developed cash flow models and fair value estimates that included projections of revenues, expenses and capital expenditures and market valuations based on multiples of revenue generally ranging from 2.0x to 3.0x. These assumptions were based on trends and comparable transactions in the lodging industry; our historical data and experience; our budgets, including those prepared by our third-party hotel manager; lodging industry valuation trends; and micro- and macro-economic trends and projections. Our estimated fair values also considered factors related to our franchise and management agreements, requirements to meet certain brand standards and other potential costs to be incurred during our projected holding period.
(2) Total losses exclude impairments on disposed assets because they are no longer held by us.

Financial Instruments Not Reported at Fair Value

        For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility(1)(2)	$851	$814	$921	$921
Debt - Revolving Facility(1)(2)	$110	$104	$—	$—
Mandatorily redeemable preferred shares(1)	$15	$14	$15	$15
 ____________________
(1)Classified as Level 3 under the fair value hierarchy.
(2)Carrying amount excludes deferred financing costs, net of $6 million as of December 31, 2019. Deferred financing costs, net at June 30, 2020 are less than $1 million.
        We estimate the fair value of our debt and mandatorily redeemable preferred stock by using risk adjusted discounted cash flow analysis and current market inputs for similar types of arrangements. For the fair values as of June 30, 2020, we also included market inputs related to the COVID-19 pandemic, primarily higher required interest rates and decreased discounted cash flow projections. Fluctuations in these assumptions, including changes in market assessments related to the COVID-19 financial effects, will result in different estimates of fair value.
        We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows, and other liabilities approximate fair value as of June 30, 2020 and December 31, 2019, due to their short-term nature.

14.  Supplemental Disclosures of Cash Flow Information
        The following table presents the supplemental cash flow information for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid during the period	$20	$28
Income taxes paid during the period, net of refunds	$—	$1

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$2	$6
Transfer of real estate from construction in progress to operating real estate	$—	$9
Dividends payable on common stock	$—	$11
Recognition of right of use operating lease assets and operating lease liabilities	$—	$28
Financing of insurance	$11	$14
Escrowed casualty insurance proceeds	$—	$4

15. Related Party Transactions

        As of June 30, 2020, affiliates of The Blackstone Group Inc. (“Blackstone”) beneficially owned approximately 30% of our outstanding shares of common stock and held horizontal risk retention certificates issued by the trust that holds our CMBS Facility indebtedness (“Class HRR Certificates”). As of June 30, 2020 and December 31, 2019, the portion of our CMBS Facility outstanding balance that correlates to the Class HRR Certificates was $81 million and $88 million, respectively. Total interest payments made to Blackstone as a holder of such Class HRR Certificates for the three months ended June 30, 2020 and 2019 were $1 million and $2 million, respectively. Total interest payments made to Blackstone as a holder of such Class HRR Certificates for the six months ended June 30, 2020 and 2019 were $2 million and $3 million, respectively.

16.  Subsequent Events

        Subsequent to June 30, 2020, we sold, in separate transactions, ten operating hotels for gross sales price of $51 million, recognizing an estimated gain on sales of approximately $15 million. As of June 30, 2020, none of these hotels were classified as assets held for sale because they did not meet the accounting criteria established for such classification. We used $44 million of the net sales proceeds to pay down the principal of the CMBS Facility.

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

Overview

Our Business
        CorePoint is a leading owner in the midscale and upper midscale select service hotel segments, all under the La Quinta brand. Our portfolio, as of June 30, 2020, consisted of 240 hotels representing approximately 31,400 rooms across 40 states in locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly owned. We primarily derive our revenues from our select service hotel operations, with approximately 98% of our revenues derived from daily room rentals.
        Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment. As of June 30, 2020, we have 15 hotels located on land leased by us pursuant to ground leases with third parties.

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

        In response to the COVID-19 pandemic and related travel restrictions, we began to evaluate the operating effects on our hotels. As a result, beginning in late March, we suspended the acceptance of transient guests and most reservations for 30 hotels. As of June 30, 2020, only one hotel remained effectively closed to reservations. As of the date of this filing, this hotel has resumed accepting transient guests and reservations.

We believe we realized our low point for occupancy in mid-April at less than 15% occupancy for the entire portfolio, including suspended hotels. Since then, we have had a gradual improvement reaching occupancy for the entire portfolio of 40% to 50% on a consistent basis, with a peak of approximately 60% for certain days in June 2020, compared to a peak of approximately 80% in June 2019. Primarily as a result of the reduced occupancy, our total revenue for our Comparable Hotels (as defined below) for the three months ended June 30, 2020 was down 63% from the same period in 2019. For July 2020, our occupancy for the comparable portfolio was 53%. However, during July, certain cities have experienced increased COVID-19 infection rates, which have or may result in increased restrictions on businesses and travelers. Accordingly, we are unable to predict whether these trends will continue.

The following table provides information about the trends in average comparable occupancy, ADR and RevPAR we have experienced over the last several months as compared to prior year. Comparable Hotels include 233 hotels for April, May and June. The number of Comparable Hotels for July has been reduced to 225 hotels to reflect the sale of eight hotels that occurred in July.

	2020			2019
	Comparable Occupancy	Comparable ADR	Comparable RevPAR	Comparable Occupancy	Comparable ADR	Comparable RevPAR
April	20.9%	$65.30	$13.66	70.3%	$90.30	$63.50
May	37.9%	$64.75	$24.52	69.0%	$90.67	$62.54
June	50.4%	$67.91	$34.25	73.4%	$91.75	$67.30
July	53.0%	$70.85	$37.52	72.0%	$96.01	$69.10

While the COVID-19 pandemic has adversely affected our occupancy, we believe our hotel portfolio has generally performed better compared to the lodging industry in general, primarily in relation to full service hotels in urban or resort destination areas, and specifically related to our focus on limited service chain scale hotels. We believe this is due to current traveler preferences for limited service hotels, away from urban areas and located near drive to destinations with convenient interstate access. We also believe many of our hotels are benefiting from full or partial closures of competing hotels, which require a higher minimum occupancy to cover higher variable costs. Our limited service hotels can operate and cover variable expenses at lower minimum occupancy. We cannot predict how long and to what degree we will retain this competitive advantage as travelers respond to the COVID-19 pandemic. If traveler preferences change or competing lodging facilities reopen, our competitive position may change.

In addition to reservation suspensions, we also took actions to reduce portions of our operating expenses, primarily related to hotel labor, supplies and maintenance. After reductions in our labor model, including suspending room cleaning during a guest’s multi-day stay and reduced front desk and maintenance staff, our hotel labor expenses for the three months ended June 30, 2020 were $23 million as compared to $54 million for the three months ended June 30, 2019. We also suspended breakfast services and deferred non-health or safety maintenance expenditures. These expense savings were marginally offset by additional cleaning expenses and supplies and costs of furloughing hotel employees. Since our management and royalty fees are tied to revenue, these management and royalty fee expenses decreased 67% for the three months ended June 30, 2020 from the same period in 2019. However, we are still obligated to pay certain other operating expenses not specifically related to revenues or our level of operations. These primarily include real estate taxes, fixed portions of our franchise costs, rent and other fixed expenses. Accordingly, for the three months ended June 30, 2020 our direct hotel operating expenses (operating expenses including rooms, other departmental and support, property tax, insurance, and management and royalty fees) were $77 million, or 107% of revenue, compared to $170 million, or 78% of revenue for the three months ended June 30, 2019. While we are in discussions with relevant counterparties to defer or abate some these expenses, we have not yet been able to significantly reduce these costs. For example, real estate taxes, barring governmental action, require a valuation appeal and consent before expense reductions can be realized. There can be no assurance that any significant additional concessions can be achieved.

In mid-March, we also began taking aggressive steps at the corporate level to control costs and preserve capital to mitigate the ongoing operational and financial impact in response to the COVID-19 pandemic. These initiatives included drawing $110 million from our Revolving Facility to further enhance our cash liquidity position, suspending our common stock dividend, restricting corporate travel and deferring all non-essential operating expenses and capital expenditures. Beginning in April 2020, we are paying our board of directors’ fees in deferred restricted stock units and 25% of our chief executive officer’s base salary in shares of restricted stock. We also are deferring payment of our royalty and franchise fees for March, April and May 2020 to September 2020 and portions of our ground lease payments until later in 2020.

As a result of the operating disruptions of the COVID-19 pandemic, we have been experiencing a net operating cash deficit. For the three months ended June 30, 2020, we had a decrease in our total cash and cash equivalents of $40 million, which included a common stock dividend of $11 million paid in April 2020. Our board of directors has suspended future common stock dividends for the remainder of 2020. We had a net cash from operating activities deficit of $25 million for the three months ended June 30, 2020, as compared to net cash provided by operating activities of $31 million for the three months ended June 30, 2019. The $25 million net cash deficit from operating activities for the three months ended June 30, 2020 included approximately $16 million of cash used for our hotel operations (net of interest and general and administrative expenses) and approximately $9 million of timing of receipts and payments from our working capital assets and liabilities. In addition, during the second quarter we used $5 million for capital expenditures. While our second quarter cash flows were generally in line with our expectations, our operating cash deficit related to hotel operations primarily related to April and May 2020, as occupancy and operating performance improved to providing positive operating cash from our hotel operations in June 2020. For the month of June 2020, our net operating cash provided by hotel operations was $3 million, offset by net operating cash deficits related to interest expense of $3 million and corporate general and administrative expenses of $1 million. In addition during June 2020, we had capital expenditures of $2 million. We believe July 2020 operations were generally in line with June. However, our second quarter cash operating activity has benefited from our franchisor’s deferral of certain fee payments to September 2020. We currently project that this September fee payment will be approximately $11 million. Also beginning in August 2020 and through December 2020, we will have scheduled Revolving Facility principal payments of $5 million per month. We expect future operations will continue to be affected by ongoing disruptions due to the COVID-19 pandemic, including the degree of business and consumer travel, and the timing and degree of resumption of other activities, including schools, colleges, sporting events, special events and conferences. Historically, after Labor Day and through the winter we have experienced lower operating levels than during the summer. We are not able to project whether this trend will continue for 2020 or to what magnitude. Accordingly, we are not able to provide assurance as to our cash flow from operations after July, and beginning in August 2020 we may resume declines in cash flow from operations which may extend through the first quarter of 2021.

        For the six months ended June 30, 2020 we recorded an impairment loss of $54 million, primarily due to lower valuation of certain of our properties related to the operational, financing and investment impact of the COVID-19 pandemic on the lodging industry. In connection with our impairment analyses, we considered market information related to the operations and valuations of our hotels, including our recent hotel sales and other similar hotels under contract for sale. We will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 pandemic data and analysis related to our operations, fair value and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Those changes in circumstances and analysis may result in impairment losses in future periods.

        The resulting disruption to our operations has affected and may continue to affect our compliance with debt financial covenants and other financial metrics in our loan agreements. On May 19, 2020, we entered into an amendment to the credit agreement governing our Revolving Facility (the “Revolver Credit Agreement Amendment”) that included, among other things, the elimination of certain financial covenants and the addition of new guarantors, liquidity maintenance covenant and restrictions on new debt and increased debt service over the remaining term. Due to our failure to satisfy certain financial metrics under our Revolving Facility as amended, our lenders under the Revolving Facility currently have rights to control the disbursement of hotel operating cash receipts (generally referred to as a “Revolving Facility cash trap”). During a Revolving Facility cash trap, we may not be able to have funds available from our hotel operations to pay dividends or meet other corporate level obligations. The outstanding debt under the Revolving Facility is currently $110 million. The Revolving Facility has scheduled monthly principal payments of $5 million for August 2020 to December 2020, with a final maturity in May 2021. Disruptions to our operations have also resulted in an increase in our Series A Preferred Stock dividend rate from 13% to 15% effective July 1, 2020. (See Note 5. “Debt” and Note 6. “Mandatorily Redeemable Preferred Shares” to our Condensed Consolidated Financial Statements for additional information related to the Revolver Credit Agreement Amendment and Series A Preferred Stock.)

        The disruption to our operations may also negatively affect our other debt in the near term. The possible effects include unfavorable borrowing terms on any near-term financings or refinancings (to the extent permitted at all under our existing debt agreements) and higher dividend rates on our preferred stock, all of which would increase our debt and equity cost of capital. These situations may also affect our hotel operating vendor relationships, which may result in less favorable payment terms or loss of service providers. To date, there have not been any significant disruptions in essential services and we currently do not expect any disruptions with our service providers or our supply chain.

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

        As of June 30, 2020 we have sold 30 of these hotels, for gross consideration of $129 million, with seven sold during the three months ended June 30, 2020 for gross consideration of $29 million. In addition, one hotel was disposed by returning the property to the ground lessor at the end of the lease term in June 2020. Subsequent to June 30, 2020, an additional ten operating hotels were sold, for gross consideration of $51 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for the disposed hotels, increasing the availability of liquidity for other uses. See “Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry - We face various risks posed by our disposition activities as well as our acquisition, redevelopment, repositioning, renovation and re-branding activities.” in our Annual Report on Form 10-K.

 Certain historical information related to the 30 operating hotels sold during the six months ended June 30, 2020 is presented in the table below. Due to the disruptions to reported amounts from the COVID-19 pandemic, we have provided metrics based on 2019 annual amounts. We believe the 2019 annual amounts provide a metric that may be more comparable to historical metrics. As the COVID-19 pandemic continues over a longer period, these metrics as well as the number of hotel sales may be affected (amounts in millions, except for RevPAR).

	Amount (1)	Sales Metrics (1)
Revenues (2)	$48.8	2.7x
RevPAR (3)	$38.49	N/A
Hotel Adjusted EBITDAre (4)	$4.8	27.1x
FFO (5)	$2.7	4.6%
Capital expenditures	$2.7	N/A
____________________
(1)Hotel Adjusted EBITDAre and FFO are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for definitions and limitations of these terms. The related “Sales Metrics,” which are common in the lodging industry in evaluating dispositions, as further defined below, are referred to as the revenue multiple, EBITDAre multiple and FFO yield. Amounts presented are the aggregated amounts and for Sales Metrics are based on a weighted average for each category using unrounded dollar amounts.
(2)The Revenue Sales Metric referred to as the revenue multiple, calculated as the gross sales price divided by such revenues. Closing costs and other costs due from the sale have averaged approximately 10% of the gross sales price.
(3)Our weighted average Comparable Hotel RevPAR for the year ended December 31, 2019 was $58.75.
(4)The Sales Metric referred to as the Hotel Adjusted EBITDAre multiple is calculated as gross sales price divided by such calculated Hotel Adjusted EBITDAre.
(5)The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the June 30, 2020 interest rate of 2.91%. The FFO amount includes only directly associated hotel expenses and does not include any allocated general and administrative or other corporate expenses. The Sales Metric referred to as FFO yield is calculated as such calculated FFO divided by the gross sales price less the actual debt principal paid down.

        As noted, the statistics above reflect the 2019 annual amounts. More current data would likely result in lower absolute amounts and higher multiples and yields as a result of the COVID-19 pandemic effects on hotel operations.

There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results. Beginning in the second quarter of 2020, we have experienced a slowing in hotel sales due to COVID-19 pandemic disruptions. To date, these disruptions appear to be related to availability of purchaser financing, primarily related to the Small Business Administration (“SBA”), as the SBA is the primary agency administering CARES Act lending. As discussed above, we anticipated the disposition program would extend over two years; however, this period may be extended depending on market conditions and lending activity. Further, the sales closed to date have been on substantially similar terms and pricing as previously experienced in 2019. However, we may consider alternative terms in the future, including seller financing and limited price adjustments to attract qualified buyers on a timely basis. In addition, disruptions related to the COVID-19 pandemic may affect our ability to achieve our projected sales price, result in other delays in completing sales transactions or adversely affect other terms.

Hotel Capital Investment

        During the six months ended June 30, 2020, we invested approximately $14 million in capital investments in our hotels. Approximately $4 million related to hurricane restoration costs from prior year storms and other casualties. We anticipate an additional approximate $4 million during 2020 for the completion of prior years’ hurricane repair work. We expect a substantial portion of these costs to be reimbursed by insurance. The remaining capital investments related to recurring maintenance and upgrade capital expenditures to our hotel properties. These represent approximately 5% of revenues for the first six months of 2020. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures. Due to the COVID-19 pandemic, we have and expect to continue to defer elective capital expenditures, with the exception of life safety or critical operational needs, until operations stabilize. Exclusive of hurricane and other casualty expenditures, our capital expenditures for the six months ended June 30, 2020 were approximately $10 million, a decrease of approximately 70% from the same period in 2019. Deferring capital expenditures may result in additional maintenance expenses when operations begin to improve and higher capital expenditures in future periods. Further, to the extent we are able to complete the dispositions of hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis.

Share Repurchase Program

        On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC. The amount and timing of any repurchases made under the share repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. No shares have been acquired in 2020 under the share repurchase program. Our Revolver Credit Agreement, as amended, restricts our ability to repurchase additional shares.

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
Inflation
        We do not believe that inflation had a material effect on our business during the three and six months ended June 30, 2020 or 2019 due to low inflation rates, both nationally and in the primary local markets of our hotels. Although we believe that increases in the rate of inflation will generally result in comparable increases in hotel room rates and operating expenses, severe inflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

        The COVID-19 pandemic to date has generally been deflative, particularly related to energy prices. If the pandemic pushes the U.S. into a recession, that may also result in lower labor and commodity prices. To date we have not observed significant supply constraints and price adjustments; however, if manufacturing supply is curtailed, there could be exposure to selective price increases.

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
Factors Affecting our Revenues
        Hotel dispositions. As noted above, we continue to evaluate dispositions of our under-performing hotels. As hotels are sold, our revenues will decrease. We sold or disposed of 31 operating hotels during the six months ended June 30, 2020, and we sold 42 operating hotels in 2019.  The revenue from these sold or disposed hotels was $6 million and $60 million, for the six months ended June 30, 2020 and 2019, respectively.
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
        Other departmental and support. These expenses include expenses that constitute non-room operating expenses, including breakfast offerings, parking, telecommunications, on-site administrative labor, sales and marketing, loyalty program, recurring repairs and maintenance and utility expenses.
        Property tax, insurance and other. These expenses consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and insurance.
        Management and royalty fees. Management and royalty fees represent fees paid to third parties and are computed as a percentage of revenues.
Factors Affecting our Costs and Expenses
        Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  Housekeeping labor, travel agency commissions and consumable supplies are most clearly associated with occupancy. Regarding travel agency commissions, actual charges depend on our revenue channel distribution mix. For the six months ended June 30, 2020, online travel agencies represented approximately 35% of our revenue channel mix. However, during the COVID-19 pandemic we are observing a shift in revenue channel distribution mix from on-line to property direct, including walk-in, which are generally at lower or no commission expense. Our management and royalty fees are also primarily driven by our level of gross revenues or room revenues. For the three and six months ended June 30, 2020, management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues. In response to the COVID-19 pandemic, we have implemented programs to reduce labor and consumable supplies (including eliminated or reduced breakfast offerings), and we have experienced reductions in royalty fees, management fees, travel agency commissions and supplies. Beginning in April 2020, we have reduced variable expenses by approximately 50% from pre-pandemic expectations. To date, COVID-19 related cleaning and supplies have not had a significant effect on operating expenses. However, certain local authorities are evaluating hotel operating cleaning regulations which, if enacted or established as a new operating standard, could result in significant operating expense increases.
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

        Comparable Hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year. Comparable Hotels exclude: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that are sold or classified as held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses Comparable Hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, Occupancy, and RevPAR using the same set of Comparable Hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of Comparable Hotels existing at the reporting date versus the results of the same set of hotels in the prior period. Of the 240 hotels in our portfolio as of June 30, 2020, 233 have been classified as Comparable Hotels. When considering business interruption in the context of our definition of Comparable Hotels, any hotel that had completely or partially suspended operations on a temporary basis at any point during the six months ended June 30, 2020, as a result of the COVID-19 pandemic, was considered to be part of the definition of Comparable Hotels. Despite these temporary suspensions of hotel operations, we believe that including these hotels within ADR, Occupancy and RevPAR, reflects the underlying results of our business for the six months ended June 30, 2020.
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
        The rent potential for a hotel is measured by its ADR and is primarily a factor of its chain scale, location, local demand drivers and competition. Our ADR and occupancy by chain scale groupings commonly used in the lodging industry for hotels owned as of June 30, 2020, for the twelve months ended June 30, 2020, are provided below to show the variation across chain scale for the properties we own:

	Number of Hotels	ADR	Occupancy
Upper upscale	2	$154.94	57.1%
Upscale	12	$132.67	50.4%
Upper midscale	48	$103.23	56.3%
Midscale	128	$81.54	55.4%
Economy	50	$62.53	52.7%
Total	240	$86.46	54.8%

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

        The following is a reconciliation of our net loss to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(107)	$(19)	$(128)	$(46)
Interest expense	12	18	26	36
Income tax (benefit) expense	(1)	1	(3)	6
Depreciation and amortization	42	46	82	90
EBITDA	(54)	46	(23)	86
Impairment loss	52	—	54	—
Gain on sales of real estate	(9)	(2)	(32)	(2)
Gain on casualty	(1)	(4)	(3)	(4)
EBITDAre	(12)	40	(4)	80
Equity-based compensation expense	3	2	5	4
Severance expense, including related equity-based compensation expense	—	6	—	6
Spin-Off and reorganization expenses	—	1	—	2
Other, net	1	(3)	1	(3)
Adjusted EBITDAre	(8)	46	2	89
Corporate general and administrative expenses	3	5	8	10
Hotel Adjusted EBITDAre	$(5)	$51	$10	$99

Additional information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the six months ended June 30, 2020, other, net includes $2 million of business interruption insurance proceeds. We had no business interruption insurance proceeds for the three months ended June 30, 2020. For the three and six months ended June 30, 2019, other, net includes business interruption insurance proceeds of $6 million and $7 million, respectively.
•Corporate general and administrative expenses include the additional corporate-level expenses not already adjusted in calculating Adjusted EBITDAre.
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
        The following table provides a reconciliation of net loss to Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(107)	$(19)	$(128)	$(46)
Depreciation and amortization	42	46	82	90
Impairment loss	52	—	54	—
Gain on sales of real estate	(9)	(2)	(32)	(2)
Gain on casualty	(1)	(4)	(3)	(4)
Nareit defined FFO attributable to common stockholders	(23)	21	(27)	38
Equity-based compensation expense	3	2	5	4
Non-cash income tax expense (benefit)	(1)	(1)	1	(1)
Amortization expense of deferred financing costs	2	3	6	7
Severance expense, including related equity-based compensation expense	—	6	—	6
Spin-Off and reorganization expenses	—	1	—	2
Other, net	1	(3)	1	(3)
Adjusted FFO attributable to common stockholders	$(18)	$29	$(14)	$53

Weighted average number of shares outstanding, diluted	58.1	58.1	57.7	58.8

Additional information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the six months ended June 30, 2020, other, net includes $2 million of business interruption insurance proceeds. We had no business interruption insurance proceeds for the three months ended June 30, 2020. For the three and six months ended June 30, 2019, other, net includes business interruption insurance proceeds of $6 million and $7 million, respectively.
•Weighted average number of shares outstanding, diluted presented above may differ from weighted average number of shares outstanding, diluted presented for GAAP purposes when there is a net loss and all potentially dilutive securities are anti-dilutive.

        Our decline in Hotel Adjusted EBITDAre and Adjusted FFO attributable to common stockholders for the three and six months ended June 30, 2020 as compared to June 30, 2019 is primarily due to the COVID-19 pandemic and hotel sales as discussed below.

Operational Overview

        The following discussion provides an overview of our operations and transactions for the six months ended June 30, 2020 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

        During the six months ended June 30, 2020, we have reported net loss of $128 million as compared to net loss of $46 million for the same period in 2019. The increased loss was primarily due to an impairment loss of $54 million and lower revenues in the current period as a result of fewer owned hotels, reduced occupancy and lower RevPAR due to lack of hotel demand related to the COVID-19 pandemic and the associated requirements from state and local government and public health authorities. These losses were partially offset by a gain on sales of real estate of $32 million, for the 30 hotels sold in the six months ended June 30, 2020.

        We anticipate we will continue to have lower revenue during the remainder of 2020 as compared to comparable 2019 periods and for so long as restrictions and impacts related to the COVID-19 pandemic continue. In April 2020, we believe we realized our lowest average occupancy at less than 15% for the entire portfolio. During portions of the second quarter of 2020, 30 of our hotels were temporarily not accepting transient guests or most reservations in order to minimize ongoing operating expenditures and conserve cash. Each of these hotel have resumed accepting transient guests and reservations as of the date of this filing. For the month of June 30, 2020, our average occupancy had increased to 50.4% for our Comparable Hotels.

        In addition, as we execute our disposition strategy, we expect to have further declines derived from our Comparable Hotel operations with a greater proportion of our operations related to non-comparable hotels. As of December 31, 2019, we identified 166 hotels as non-core with the intent to dispose of these hotels generally over the next two years. For the six months ended June 30, 2020, 30 of these non-core hotels were sold and one hotel was disposed by returning the property to the ground lessor at the end of the lease term. Our ability to enter into and to close sale contracts could be affected by the uncertainties related to the COVID-19 pandemic.

        The following table provides additional information about Comparable Hotels and non-comparable hotels for the six months ended June 30, 2020 and 2019 (in millions):

	Comparable Hotels		Non-comparable Hotels (1)		Total
	2020	2019	2020	2019	2020	2019
Total Revenues	$206	$356	$12	$71	$218	$427
Property-level expenses	(193)	(264)	(15)	(64)	(208)	(328)
Hotel Adjusted EBITDAre	$13	$92	$(3)	$7	$10	$99
_____________
(1)  Non-comparable hotels include sold hotels and hotels that sustained substantial property damage or other business interruption due to hurricane, fire or other natural disasters. Of the 240 hotels in our portfolio as of June 30, 2020, 233 have been classified as Comparable Hotels. We sold or disposed of 31 operating hotels during the six months ended June 30, 2020. As of June 30, 2020, seven of our hotels were classified as non-comparable.

Results of Operations

Three months ended June 30, 2020 as compared to three months ended June 30, 2019

Revenues
        Room revenues for the three months ended June 30, 2020 were $70 million as compared to $215 million for the three months ended June 30, 2019, a decrease of $145 million or 67.4%. The decrease was primarily driven by 62.5% lower RevPAR at our comparable hotels for the three months ended June 30, 2020 as compared to the prior year period. The decrease in RevPAR was driven by a decrease in occupancy of 3,450 bps and a 27.1% decrease in ADR. These decreases are primarily due to lower demand due to the COVID-19 pandemic and travel restrictions put in place by local government and public health authorities.
        During the three months ended June 30, 2020, we sold seven operating hotels and one hotel was disposed by returning the property to the ground lessor at the end of the lease term. We sold 42 operating properties in 2019. These sold or disposed properties contributed $1 million to revenue for the three months ended June 30, 2020 and $32 million to revenue in the three months ended June 30, 2019.
        The following table summarizes our key operating statistics for our Comparable Hotels for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Occupancy	36.4%	70.9%
ADR	$66.30	$90.92
RevPAR	$24.15	$64.42

Expenses
        Rooms expense was $40 million for the three months ended June 30, 2020 as compared to $102 million for the three months ended June 30, 2019, a decrease of $62 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place as a result of the COVID-19 pandemic. These cost reductions primarily relate to housekeeping labor, consumable supplies and travel agency commissions. We may incur additional costs in future periods such as staff re-hiring costs, cleaning costs, and additional hygiene measures as travel restrictions are lifted.
        Other departmental and support was $15 million for the three months ended June 30, 2020 as compared to $28 million for the three months ended June 30, 2019, a decrease of $13 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place as a result of the COVID-19 pandemic, primarily related to discretionary maintenance.
        Management and royalty fees were $7 million for the three months ended June 30, 2020 as compared to $21 million for the three months ended June 30, 2019, a decrease of $14 million, due to decreased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.
Corporate general and administrative expenses were $6 million for the three months ended June 30, 2020 as compared to $14 million for the three months ended June 30, 2019 a decrease of $8 million, primarily due to staff reductions in 2019 which resulted in lower payroll related expenses in 2020. In connection with the 2019 staff reductions, we incurred $6 million of severance expense in 2019 that we did not have in the current period.
        Depreciation and amortization expenses were $42 million for the three months ended June 30, 2020 as compared to $46 million for the three months ended June 30, 2019, a decrease of $4 million. The decrease was primarily the result of hotel sales and impairment charges which have reduced our depreciable cost basis.
Impairment loss was $52 million for the three months ended June 30, 2020 due to lower valuation of certain of our properties related to the ongoing impact of the COVID-19 pandemic on the lodging industry. We had no impairment loss for the three months ended June 30, 2019.
        Gain on sales of real estate was $9 million for the three months ended June 30, 2020 as a result of the sale of seven properties. We had $2 million gain on sales of real estate for the three months ended June 30, 2019, as the result of the sale of four properties.
Interest expense was $12 million for the three months ended June 30, 2020 as compared to $18 million for the three months ended June 30, 2019, a decrease of $6 million. The decrease was primarily due to lower interest rates and lower borrowings on our CMBS Facility due to the repayment of outstanding principal in connection with hotel sales, partially offset by increased interest related to the $110 million draw on our Revolving Facility in March 2020.

Six months ended June 30, 2020 as compared to six months ended June 30, 2019

Revenues
        Room revenues for the six months ended June 30, 2020 were $213 million as compared to $419 million for the six months ended June 30, 2019, a decrease of $206 million or 49.2%. The decrease was primarily driven by lower RevPAR at our comparable hotels of 42.8% for the six months ended June 30, 2020 primarily due to lower demand due to the COVID-19 pandemic and travel restrictions put in place by local government and public health authorities, as well as the continued impact of the second quarter 2019 Wyndham revenue platform conversion. Wyndham has agreed to provide enhanced revenue tools, systems and processes. The implementation work is underway and is required under the Wyndham Settlement to be completed by no later than the end of 2020.
        During the six months ended June 30, 2020, we sold 30 operating hotels and one hotel was disposed by returning the property to the ground lessor at the end of the lease term. We sold 42 operating properties in 2019. These sold or disposed properties contributed $6 million in revenue for the six months ended June 30, 2020, as compared to $60 million for the six months ended June 30, 2019.

The following table summarizes our key operating statistics for our Comparable Hotels for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Occupancy	45.2%	68.5%
ADR	$80.68	$93.22
RevPAR	$36.49	$63.82
Operating expenses
        Rooms expense was $119 million for the six months ended June 30, 2020 as compared to $195 million for the six months ended June 30, 2019, a decrease of $76 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place as a result of the COVID-19 pandemic. These cost reductions primarily relate to housekeeping labor, consumable supplies and travel agency commissions. We may incur additional costs in future periods, such as staff re-hiring costs, cleaning costs, and additional hygiene measures as travel restrictions are lifted.
Other departmental and support was $39 million for the six months ended June 30, 2020 as compared to $59 million for the six months ended June 30, 2019, a decrease of $20 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place as a result of the COVID-19 pandemic, primarily related to discretionary maintenance.
        Management and royalty fees were $21 million for the six months ended June 30, 2020 as compared to $42 million for the six months ended June 30, 2019, a decrease of $21 million due to decreased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.
Corporate general and administrative expenses were $14 million for the six months ended June 30, 2020 as compared to $22 million for the six months ended June 30, 2019 a decrease of $8 million, primarily due to staff reductions in 2019 which resulted in lower payroll related expenses in 2020. In connection with the 2019 staff reductions, we incurred $6 million of severance expense in 2019 that we did not have in the current period.
        Depreciation and amortization expenses were $82 million for the six months ended June 30, 2020 as compared to $90 million for the six months ended June 30, 2019, a decrease of $8 million. The decrease was primarily the result of hotel sales and impairment cost basis adjustments.
Impairment loss was $54 million for the six months ended June 30, 2020 due to lower valuation of certain of our properties related to the ongoing impact of the COVID-19 pandemic on the lodging industry and final disposal costs related to a property previously impaired in 2019. We had no impairment loss for the six months ended June 30, 2019.
        Gain on sales of real estate was $32 million for the six months ended June 30, 2020 as a result of the sale of 30 hotels. We had gain on sales of real estate of $2 million for the six months ended June 30, 2019 as the result of the sale of six properties.
Interest expense was $26 million for the six months ended June 30, 2020 as compared to $36 million for the six months ended June 30, 2019, a decrease of $10 million. The decrease was primarily due to lower interest rates and lower borrowings on our CMBS Facility due to the repayment of outstanding principal in connection with hotel sales, partially offset by increased interest related to the $110 million draw on our Revolving Facility in March 2020.

Cash Flow Analysis
Six months ended June 30, 2020 as compared to six months ended June 30, 2019
Operating activities
        Net cash used in operating activities was $20 million for the six months ended June 30, 2020, as compared to cash provided from operating activities of $61 million for the six months ended June 30, 2019, a decrease of $81 million primarily related to decreased cash inflows from operations in 2020 as compared to 2019. This decrease is similar to the $89 million decrease in our Hotel Adjusted EBITDAre from $99 million for the six months ended June 30, 2019 to $10 million for the six months ended June 30, 2020.

Investing activities
        Net cash provided by investing activities during the six months ended June 30, 2020 was $102 million, as compared to $14 million net cash used in investing activities for the six months ended June 30, 2019. The $116 million increase in cash provided by investing activities was primarily attributable to a $93 million increase in proceeds from the sale of real estate and a $33 million decrease in capital expenditures, partially offset by escrow payments.

Financing activities

        Net cash provided by financing activities during the six months ended June 30, 2020 was $11 million as compared to $73 million used in financing activities during the six months ended June 30, 2019. The $84 million increase in cash provided by financing activities was primarily due to an increase of net proceeds from debt, net of debt repayments and a reduction in purchases of common stock. In 2020, we drew $110 million on our Revolving Facility and our debt repayments primarily related to use of real estate sale proceeds used to partially retire our debt. To the extent we continue disposing of real estate assets as a part of our property strategy review, we expect debt repayments to be a significant use of cash flow in financing activities.

Liquidity and Capital Resources
Overview
        As of June 30, 2020, we had total cash and cash equivalents of $194 million, which is our current primary source of liquidity. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels and other purchase commitments, primarily related to prior years’ storm and other casualty damages. In connection with our May 2020 amendment to our Revolving Facility, we are restricted from additional draws and require consent from the Revolving Facility lenders to incur certain other indebtedness. We are pursuing sales of our non-core hotels; however, under our existing debt agreements, we expect that substantially all net sales proceeds would be used to pay down principal.
Any net operating cash flow from our hotel properties and any remaining net sales proceeds from hotel sales are subject to the Revolving Facility cash trap. We also currently project that we will be subject to the CMBS Facility cash trap effective during the fourth quarter of 2020. Each of the cash traps impose restrictions on our use of cash, which generally allow for payment of hotel operations and certain corporate administrative expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. Because our hotel operations were operating at a cash flow deficit during the second quarter of 2020, the Revolving Facility cash trap did not have a substantive effect on our liquidity. As of June 30, 2020, the cash and cash equivalents subject to the Revolving Facility cash trap were approximately $35 million. However, if we were to begin to generate surplus operating cash from the hotels, such surplus liquidity would be controlled by our lenders for the disbursements noted above. Most uses of that cash for corporate purposes or payments to stockholders would require lender consents. Accordingly, our cash balances represent the critical determinant of our liquidity.
As of June 30, 2020, we had no borrowing availability under the Revolving Facility, and we had cash and cash equivalents of $194 million of which approximately $110 million was the result of the draw of our Revolving Facility. We believe that this cash will be adequate to meet anticipated requirements for operating expenses and other expenditures, including corporate expenses, payroll and related benefits, legal costs, and purchase commitments under existing operating conditions for the foreseeable future.
        Our CMBS Facility matures in June 2021 with four one-year extension options remaining. Our Revolving Facility matures in May 2021. Our ability to extend or refinance these debts may be dependent on future operating results and our ability to meet contractual debt service payments. If cash flow from our operating activities in insufficient, we may then have to seek other capital sources, which to a large degree will be dependent on the status and economic recovery, particularly in the lodging industry, related to the COVID-19 pandemic.
        As we execute our disposition strategy, we expect to utilize a significant portion of the net sales proceeds to retire our debt. Accordingly, the disposition strategy may reduce our outstanding debt but may not be a significant source of immediate liquidity. However, as we reduce our total outstanding debt, we may improve our ability to obtain other capital sources.
Our franchisor deferred payment of our March, April and May 2020 royalty and franchise fees of approximately $11 million until September 2020. We currently expect to make the payment from cash on hand in September 2020.

Hotel Sales

        In the execution of our disposition strategy, during the six months ended June 30, 2020, we sold 30 operating hotels for gross sales consideration of $129 million. These properties produced approximately $5 million of Hotel Adjusted EBITDAre in 2019; however, these disposed hotels also incurred approximately $3 million of capital expenditures during 2019. In addition, the annual interest savings from the partial debt repayments, based on interest rates as of June 30, 2020, is estimated at $2 million.

        The provisions of our CMBS Facility require that a portion of, and in certain instances all, net proceeds from a secured hotel sale be applied to the outstanding principal balance. Due to disruptions from the COVID-19 pandemic, beginning in May 2020, all future sales proceeds are required to be applied to pay down debt and accordingly, net sales proceeds will not be a near term source of liquidity. However, as the principal balance is reduced and other factors change over time, particularly if operations improve or lower EBITDA earning hotels are sold, other uses of net disposition proceeds may be available to us. Further, any remaining net sales proceeds after any applicable debt paydowns are currently subject to our Revolving Facility cash trap and are projected to also be subject to our CMBS Facility cash trap during the fourth quarter of 2020.

        As of June 30, 2020, we have 135 remaining non-core hotels. These hotels are older, have lower RevPAR and higher capital expenditures. We will seek to sell those assets generally over the next two years. Beginning in the second quarter of 2020, we have experienced a slowing in hotel sales due to COVID-19 pandemic disruptions. To date, the slowing of hotel sales appears to be related to availability of purchaser financing, primarily related to the SBA, as the SBA is the primary agency administering CARES Act lending. Further, if the effects of the COVID-19 pandemic further erode sales prices on our hotels, we may decide to defer the disposition of those hotels to a period when sales prices are less impacted.

We believe the completion of our disposition strategy will reposition our hotel portfolio to be more focused on our key markets with younger hotels, higher RevPAR and less capital requirements. However, as we dispose of the non-core hotels we would expect to report decreased revenue and Hotel Adjusted EBITDAre.

Capital Expenditures

        Our capital expenditures are generally paid using cash on hand and cash flows from operations, although other sources discussed herein may also be used. During the six months ended June 30, 2020, we invested approximately $14 million in capital expenditures. Approximately $6 million of these expenditures related to our casualty replacements and repositioning and the remainder primarily related to recurring hotel operations. Capital expenditures for the trailing twelve months related to the 31 hotels sold or disposed during the six months ended June 30, 2020, were $3 million. During the six months ended June 30, 2019, we invested $47 million in capital expenditures.

        As of June 30, 2020, we had outstanding commitments under capital expenditure contracts of $23 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. Approximately $18 million of this amount relates to long-term hotel service contracts payable over approximately four years. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

        Due to the impact of the COVID-19 pandemic, we are deferring all non-committed, non-essential capital investments and expenditures for 2020, with the exception of life safety or critical operational needs. We believe our near-term capital expenditures will range between $6 million and $12 million for the remainder of the year.
Long-term Liquidity

        As of June 30, 2020, we had cash and cash equivalents of $194 million and no borrowing availability under our Revolving Facility. In connection with the amendment to our Revolver Credit Agreement (the “Revolver Credit Agreement Amendment”) in May 2020, we do not expect to have any additional borrowing capacity under our Revolving Facility for the remainder of the Revolving Facility term.

        Pursuant to the Revolver Credit Agreement Amendment, we are required to make payments of accrued interest, and during the period from August to December 2020, monthly payments of $5 million. In the event that our operations do not provide sufficient cash flow, we expect to be able to make these payments from our existing cash on hand. If we are unable to pay those scheduled payments or other monetary payments or were to breach other provisions under the Revolving Facility, the Revolving Facility lenders would have various potential remedies, including demand for payment of all amounts outstanding.

        Our CMBS Facility and Series A Preferred Stock do not have financial covenant requirements that would provide rights for the holders to demand payment of the outstanding amounts due to covenant or financial metric requirements. The CMBS Facility lender, however, has the right to control the disbursement of hotel operating cash receipts during the continuation of an event of default under the loan or if and while the debt yield falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters. During such an event, the CMBS Facility lender will use the funds to pay all monthly amounts due under the CMBS Facility loan documents including, but not limited to, required ongoing reserves, debt service and fees for the CMBS Facility and Revolving Facility and property operating expenses. Any remaining funds after the payment of such expenses will be held under the control of the CMBS Facility lender in an excess cash flow account and such amounts will not be available to the CorePoint CMBS Borrower until such events are cured, except that, if no event of default is continuing and there is no bankruptcy event with respect to the CorePoint CMBS Borrower, the CMBS Facility lender will make such funds available to the CorePoint CMBS Borrower for the payment of certain expenses, including, among other things, various operating expenses and dividends, and redemptions sufficient to maintain certain tax-preferential treatment for the CorePoint CMBS Borrower.

        The CMBS Facility matures in June 2021 with four remaining one-year extension options, and our Revolving Facility matures in May 2021. However, as noted above, we may trigger a cash trap under the CMBS Facility and/or, depending on our financial recovery from the COVID-19 pandemic and our ability to satisfy all monetary provisions of the CMBS Facility, we may not meet future extension requirements for the CMBS Facility. Accordingly, we may be dependent on restructuring the terms of our existing debts and/or securing additional capital sources. The terms of these debt arrangements may be on less favorable terms and equity capital sources, including convertible debt instruments, may be dilutive to existing stockholders.

        For all periods the Series A Preferred Stock has been outstanding, we have paid a cash dividend equal to 13% per annum, paid quarterly. If we exceed certain leverage ratios, as defined, or if an event of default occurs (and has not been cured), the dividend rate will be increased to 15% per annum and if we exceed the leverage ratio and are in an uncured event of default, the dividend rate will be increased to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. As of June 30, 2020, we exceeded the 7.5 to 1.0 leverage ratio noted above, and accordingly, beginning July 1, 2020, the Series A Preferred Stock dividend rate will be 15% per annum. The Series A Preferred Stock dividend rate will not return to 13% per annum until our leverage ratio is equal to or less than the applicable leverage ratio and we are not in an uncured event of default as of the last day of a fiscal quarter. The COVID-19 pandemic has caused significant disruptions to our operations, and there can be no assurance that our future operating performance will be adequate for us to continue to pay dividends on the Series A Preferred Stock.

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

        We paid cash common stock dividends for the six months ended June 30, 2020 of $22 million, related to our fourth quarter 2019 dividend and our first quarter 2020 dividend. Due to the anticipated impact of the COVID-19 pandemic on our operating cash flow, we have suspended our common stock dividend for the remainder of the year ending December 31, 2020. In addition, the Revolver Credit Agreement Amendment restricts our ability to pay cash dividends on our common stock, except in circumstances when such dividends are required to maintain our REIT tax status. Our board of directors will reassess at the end of the year the common dividend amount, if any, that will be declared and paid for 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
        As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Item 1A. Risk Factors

        For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

        In light of developments relating to the COVID-19 pandemic occurring subsequent to the filing of our Annual Report on Form 10-K, the Company is supplementing the risk factors discussed in our Annual Report on Form 10-K with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K.

The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and to our business and is expected to continue to adversely impact our business at least for the near term. The overall impact on our business, operating results, cash flows and/or financial condition will be material.

        In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. The WHO has characterized COVID-19 as a pandemic. The COVID-19 pandemic has spread to over 200 countries and territories, including the U. S., and has spread to every state in the U.S. and has adversely affected global economies, financial markets and the overall environment for our business. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The extent to which it may impact our future results of operations and overall financial performance remains uncertain.

        The scale and scope of the COVID-19 pandemic has heightened the potential adverse effects on our business, operating results, cash flows and/or financial condition described in the risk factors contained in our Annual Report on Form 10-K, including the impact of:

•contraction in the U.S. economy or low levels of economic growth, which could adversely affect our revenues and profitability as well as limit or slow our future growth;
•many of the expenses associated with owning hotels, such as debt-service payments, property taxes, insurance, utilities and employee wages and benefits, as well as expenses related to being an independent public company, being inflexible and not necessarily decreasing in tandem with a reduction in revenue at the hotels;
•the capital intensity of our business;
•reductions in our ability to maintain or improve our portfolio or act in accordance with applicable brand standards;
•reduction in the availability of financing and other liquidity sources; and
•changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain properties, which may cause us to incur impairment charges that could adversely affect our results of operations.

        In addition, the COVID-19 pandemic has adversely impacted our business and financial condition in other areas, including: the ability of potential hotel purchasers to (i) review assets that we are seeking to dispose of pursuant to our non-core disposition strategy in affected areas as a result of quarantines, restrictions on travel, shelter in place rules, restrictions on types of businesses that may continue to operate and/or restrictions on types of construction projects that may continue or to (ii) obtain financing for the purchase of such assets; and our ability to make payments on our indebtedness, to fund planned capital expenditures and to make distributions to our stockholders depends on our ability to generate cash. These effects could result in discounts to our sales price, less favorable terms and delays in completing our non-core disposition program.

If, due to the impact of the COVID-19 pandemic, we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital (to the extent permitted by the Revolver Credit Agreement Amendment and other contractual or other obligations).

        Beginning in late March 2020, up to 30 of our hotels were temporarily not accepting transient guests or most other reservations due to the impact of the COVID-19 pandemic. Each of these hotel have resumed accepting transient guests and reservations as of the date of this filing. Because our hotels are located in the U.S., the COVID-19 pandemic will impact our hotels to the extent that its spread within the U.S. continues to limit occupancy, increases the cost of operation, or necessitates the closure of such properties.

        The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions and the impact of these and other factors on our hotel operations. Currently, certain cities are experiencing increased COVID-19 infection rates, which may lead to new or expanded restrictions on businesses and travelers. The economic downturn resulting from the COVID-19 pandemic could negatively impact our operations, as well as our ability to make distributions to stockholders. Such impact on our business, operating results, cash flows and/or financial condition will be material.

We are substantially dependent on our third-party manager for accounting books and records related to our properties and if our third-party manager is unable to provide us with timely and adequate books of account and other accounting records, or we are otherwise unable to maintain adequate accounting and other management systems, we may be unable to continue to meet the financial reporting and other requirements to which we are subject, and failure to maintain effective internal controls could have a material adverse effect on our business and the price of our common stock.

We are substantially dependent on our third-party manager for accounting books and records related to our properties. In conjunction with the preparation of our financial statements for the quarter ended June 30, 2020, we identified instances of duplicate processing of invoices by our third-party manager. We are working with our third-party manager in order to address this matter and to strengthen our third-party manager’s controls over invoice processing and financial reporting. We cannot assure you that the measures we and our third-party manager have taken to date, and are continuing to implement, will be sufficient to remediate any existing control or financial reporting matters or avoid future ones. In addition, the COVID-19 pandemic may pose additional challenges for us and our third-party manager in maintaining and strengthening controls over accounting and other management systems.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) which requires annual management assessments of the effectiveness of our internal controls over financial reporting and, in our annual report on form 10-K for any year in which we are an “accelerated filer” or a “large accelerated filer” and have ceased to be an “emerging growth company,” a report by our independent registered public accounting firm as to whether we maintained, in all material respects, effective internal controls over financial reporting as of the last day of the year. These reporting and other obligations place significant demands on our management, administrative and operational resources, including accounting systems and resources.

If in any future assessment of the effectiveness of our internal controls we are unable to conclude that we have effective internal controls over financial reporting, we or our independent auditors were to identify a material weakness in our internal controls, or our independent public accounting firm is unwilling or unable to provide us with an unqualified report on the effectiveness of our internal controls as required by Section 404 of the Sarbanes-Oxley Act, we may be unable to report our financial information on a timely basis, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions, which would require additional financial and management resources. This could have a material adverse effect on our business, restrict our future access to the capital markets and lead to a decline in the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Securities

None.
(b)Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

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

10.1	Form of Deferred Stock Unit Grant Notice and Agreement under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Non- Employee Director)
10.2	Form of Restricted Stock Unit Grant Notice and Agreement under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Non-Employee Director)
10.3	Restricted Stock Grant Notice and Agreement under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan between CorePoint Lodging Inc. and Keith Cline
10.4	Letter Agreement, dated April 15, 2020, between CorePoint Lodging Inc. and Keith A. Cline
10.5
Second Amendment to Credit Agreement and Amendment to Guaranty and Security Agreement, dated as of May 19, 2020, by and among CorePoint Operating Partnership L.P., CorePoint Borrower L.L.C., CorePoint Lodging Inc., CorePoint OP GP L.L.C., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File no. 001-38168))

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) related notes.

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

COREPOINT LODGING INC.
(Registrant)

Date:	August 10, 2020	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2020	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)