Form 10-Q
period 2020-09-30
CorePoint Lodging Inc.
filed 2020-11-05
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The registrant had outstanding 58,161,035 shares of common stock as of October 30, 2020.

COREPOINT LODGING INC.
FORM 10-Q TABLE OF CONTENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2020

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
    There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020, and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed with the SEC on August 10, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

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
•inability to access our cash to meet our business or operating objectives during lender imposed cash traps;
•inability to execute our non-core hotel transition strategy on satisfactory terms and in a timely manner;
•business and financial risks inherent to the lodging industry, including operating requirements and adverse trends and preferences in consumer and business travel;
•macroeconomic and other factors beyond our control;
•contraction in the United States and global economy or low levels of economic growth due to COVID-19 or other macroeconomic effects, including adverse effects related to reduced conventions, sporting events, concerts, school related and other event-driven travel;
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
•seasonal and cyclical volatility in the lodging industry;
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

PART I ‑ FINANCIAL INFORMATION
Item 1.    Financial Statements

CorePoint Lodging Inc.
Condensed Consolidated Balance Sheets (Unaudited)
($ in millions, except per share amounts)

	September 30, 2020	December 31, 2019
Assets:
Real estate:
Land	$523	$604
Buildings and improvements	1,853	2,162
Furniture, fixtures, and other equipment	303	347
Gross operating real estate	2,679	3,113
Less accumulated depreciation	(1,083)	(1,216)
Net operating real estate	1,596	1,897
Construction in progress	10	14
Total real estate, net	1,606	1,911

Right of use assets	16	21
Cash and cash equivalents	180	101
Accounts receivable	22	33
Other assets	58	43
Total Assets	$1,882	$2,109

Liabilities and Equity:

Liabilities:
Debt, net	$867	$915
Mandatorily redeemable preferred shares	15	15
Accounts payable and accrued expenses	60	82
Dividends payable	—	11
Other liabilities	38	43
Deferred tax liabilities	4	6
Total Liabilities	984	1,072
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 1.0 billion shares authorized; 58.2 million and 57.2 million shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in-capital	962	954
Retained earnings (deficit)	(67)	80
Noncontrolling interest	2	2
Total Equity	898	1,037
Total Liabilities and Equity	$1,882	$2,109

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rooms	$105	$210	$318	$629
Other	2	5	7	13
Total Revenues	107	215	325	642
Operating Expenses:
Rooms	52	99	171	294
Other departmental and support	20	34	59	93
Property tax, insurance and other	14	19	45	55
Management and royalty fees	11	22	32	64
Corporate general and administrative	7	9	21	31
Depreciation and amortization	39	47	121	137
Impairment loss	—	—	54	—
Gain on sales of real estate	(27)	(14)	(59)	(16)
Gain on casualty	(4)	(1)	(7)	(5)
Total Operating Expenses	112	215	437	653
Operating Income (Loss)	(5)	—	(112)	(11)
Other Income (Expense):
Interest expense	(9)	(17)	(35)	(53)
Other income, net	3	3	5	10
Total Other Expenses	(6)	(14)	(30)	(43)
Loss before income taxes	(11)	(14)	(142)	(54)
Income tax benefit (expense)	3	2	6	(4)
Net loss	$(8)	$(12)	$(136)	$(58)

Weighted average common shares outstanding - basic and diluted	56.7	56.5	56.6	57.4

Basic and diluted loss per share	$(0.14)	$(0.22)	$(2.40)	$(1.02)

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except per share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
	Shares	Par Value
Balance as of January 1, 2019	59.5	$1	$974	$319	$3	$1,297
Cumulative effect of a change in accounting principle	—	—	—	1	—	1
Net loss	—	—	—	(27)	—	(27)
Dividends on common stock ($0.20 per share)	—	—	—	(12)	—	(12)
Equity-based compensation	0.4	—	2	—	—	2
Purchase of common stock	(0.7)	—	(9)	—	—	(9)
Balance as of March 31, 2019	59.2	$1	$967	$281	$3	$1,252
Net loss	—	—	—	(19)	—	(19)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	—	—	4	—	—	4
Purchase of common stock	(1.5)	—	(17)	—	—	(17)
Balance as of June 30, 2019	57.7	$1	$954	$251	$3	$1,209
Net loss	—	—	—	(12)	—	(12)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	—	—	3	—	—	3
Purchase of common stock	(0.4)	—	(4)	—	—	(4)
Distributions to noncontrolling interest	—	—	—	—	(1)	(1)
Balance as of September 30, 2019	57.3	$1	$953	$228	$2	$1,184

Balance as of January 1, 2020	57.2	$1	$954	$80	$2	$1,037
Net loss	—	—	—	(21)	—	(21)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	0.9	—	2	—	—	2
Balance as of March 31, 2020	58.1	$1	$956	$48	$2	$1,007
Net loss	—	—	—	(107)	—	(107)
Equity-based compensation	0.1	—	3	—	—	3
Balance as of June 30, 2020	58.2	$1	$959	$(59)	$2	$903
Net loss	—	—	—	(8)	—	(8)
Equity-based compensation	—	—	3	—	—	3
Balance as of September 30, 2020	58.2	$1	$962	$(67)	$2	$898

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(136)	$(58)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	121	137
Amortization of deferred costs and other assets	11	16
Impairment loss	54	—
Gain on casualty	(7)	(5)
Gain on sales of real estate	(59)	(16)
Equity-based compensation expense	8	9
Deferred tax benefit	(2)	—
Changes in assets and liabilities:
Accounts receivable	(6)	(6)
Other assets	4	7
Accounts payable and accrued expenses	(8)	6
Other liabilities	(1)	4
Net cash provided by (used in) operating activities	(21)	94
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(18)	(61)
Lender and other escrows	(10)	—
Insurance proceeds related to real estate casualties	11	13
Proceeds from sales of real estate	205	86
Net cash provided by investing activities	188	38
Cash flows from financing activities:
Proceeds from debt	110	—
Repayment of debt	(164)	(62)
Debt issuance costs	(1)	—
Payment of insurance financing	(10)	(8)
Dividends on common stock	(22)	(35)
Distributions to noncontrolling interest	—	(1)
Purchase of common stock	—	(30)
Net cash used in financing activities	(87)	(136)
Increase (decrease) in cash, cash equivalents and restricted cash	80	(4)
Cash, cash equivalents and restricted cash at the beginning of the period	101	68
Cash, cash equivalents and restricted cash at the end of the period	$181	$64

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flow:
Cash and cash equivalents	$180	$64
Restricted cash (included in other assets)	1	—
Total cash, cash equivalents and restricted cash	$181	$64

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
    The following table sets forth the number of owned and joint venture hotels and approximate number of rooms at such hotels as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively:

	September 30, 2020		December 31, 2019		September 30, 2019
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Owned	219	28,800	270	34,800	289	37,100
Joint Venture	1	200	1	200	1	200
Totals	220	29,000	271	35,000	290	37,300

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
Interim Unaudited Financial Information
    The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of September 30, 2020 and December 31, 2019, and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2020 and 2019.
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

2.     Significant Accounting Policies and Recently Issued Accounting Standards
Investment in Real Estate

    Property and equipment and other investments in real estate are stated at cost less accumulated depreciation computed using a straight-line method over the following estimated useful life of each asset. Buildings and improvements have an initial estimated useful life of five to 40 years, furniture, fixtures and other equipment have an estimated useful life of two to ten years, and leasehold improvements are depreciated over the shorter of the underlying lease term or the useful lives of the related assets, generally ranging from two to 25 years.

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

Impairment of Real Estate Related Assets

    For our investments in real estate, we monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable during the expected holding period. When such events or changes are present, we assess the property’s recoverability by comparing the carrying amount of the asset to our estimate of the aggregate undiscounted future operating cash flows expected to be generated over the holding period of the asset including its eventual disposition.  If the carrying amount exceeds the aggregate undiscounted future operating cash flows, we recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.  Any such impairment is treated for accounting purposes similar to an asset acquisition at the estimated fair value, which includes establishing a new cost basis and the elimination of the asset’s accumulated depreciation and amortization.

    In evaluating our investments for impairment, we undergo continuous evaluations of property level performance and real estate trends, and management makes several estimates and assumptions, including, but not limited to, the projected date of disposition, estimated sales price and future cash flows of each property during our estimated holding period. If our analysis or assumptions regarding the projected cash flows expected to result from the use and eventual disposition of our properties change, we incur additional costs and expenses during the holding period, or our expected holding periods change, we may incur future impairment losses.

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

    We classify cash and cash equivalents as restricted cash when contractual agreements or arrangements impose restrictions on our ability to freely access and utilize the cash and cash equivalent amounts. Restricted cash is classified within “other assets” in our condensed consolidated balance sheets.
Accounts Receivable
    Accounts receivable primarily consists of receivables due from insurance settlements, our hotel manager, hotel guests, and credit card companies and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on expected losses incurred over the life of the receivable, considering our historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when collection is not probable. We record uncollectible operating lease receipts as a direct offset to room revenues. Our insurance settlement receivables are recorded based upon the terms of our insurance policies and our estimates of insurance losses.  As of September 30, 2020 and December 31, 2019, we had $9 million and $12 million of insurance settlement receivables, respectively. As of September 30, 2020 and December 31, 2019, we had $4 million and $9 million of receivables, respectively, related to the 2019 settlement of disputes with our hotel manager (the “Wyndham Settlement”). Remaining payments on the Wyndham Settlement are required to be paid no later than June 2021.

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

    Right of use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of payments based on a rate or index established subsequent to the lease commencement date and non-lease services related to the ground lease, primarily real estate taxes. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate. Our incremental borrowing rate is based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and a fully levered borrowing. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised. In our evaluation of the lease term, we consider other arrangements, primarily our debt and franchise agreements, which may have economic consequences related to failure to renew certain ground leases. For accounting purposes, such lease terms are not adjusted unless the contractual terms are modified. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. We have elected to treat rent concessions related to COVID-19 as variable lease payments.
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
    We record all derivatives at fair value. On the date the derivative contract is entered into, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Cash Flow Hedge are recorded in comprehensive income (loss) until they are reclassified into earnings when the hedged transaction affects earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a Fair Value Hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Cash flows from designated derivative financial instruments are classified within the same category as the item being hedged in the consolidated statements of cash flows. Changes in fair value of undesignated hedge instruments are recorded in current period earnings. As of September 30, 2020 and December 31, 2019, all of our derivative instruments were interest rate caps, each of which are undesignated hedge instruments.
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
Income Taxes
    We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2020 or 2019 related to our REIT operations; however, CorePoint TRS, our wholly owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes and our REIT may be subject to state and local taxes.
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
Concentrations of Credit Risk and Business Risk
    We have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. As of September 30, 2020, approximately 75% of our total cash and cash equivalents were held in accounts fully covered by FDIC insurance or money market accounts collateralized by U.S. treasuries. For our remaining cash and cash equivalent accounts, we utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We have diversified our accounts with several banking institutions in an attempt to minimize exposure to any one of these institutions. We also monitor the creditworthiness of our customers and financial institutions before extending credit or making investments.
    Substantially all of our revenues are derived from our lodging operations at our hotels. Lodging operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the novel coronavirus (“COVID-19”) pandemic, which could adversely affect our business, financial condition and results of operations.
    We have a concentration of hotels operating in Texas, Florida and California. The number of hotels and percentages of total hotels as of September 30, 2020 and 2019, and the percentages of our total revenues from these states for the nine months ended September 30, 2020 and 2019, is as follows:

	September 30, 2020			September 30, 2019
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Texas	41	19%	17%	62	21%	20%
Florida	44	20%	20%	48	17%	16%
California	19	9%	12%	21	7%	11%
Total	104	48%	49%	131	45%	47%

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
Principal Components of Expenses
    As more fully explained in Note 8 “Commitments and Contingencies” our third-party management company is responsible for the day to day operations of our hotels.  For many expenses, the manager directly contracts for the services in the capacity as a principal, and we reimburse our manager in accordance with the agreements.  We present the following expense components and only classify the fee portion of expense as management and royalty fees.  We classify all amounts owed to our manager and franchisor in accounts payable and accrued expenses.
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

3.     Investments in Real Estate

    During the nine months ended September 30, 2020, 50 hotels were sold for gross proceeds of $226 million resulting in a gain on sale of $59 million. In addition, during the nine months ended September 30, 2020, one hotel was disposed by returning the property to the ground lessor at the end of the lease term.

    For the nine months ended September 30, 2020 we recorded an impairment loss of $54 million primarily due to lower valuation of certain of our properties related to the ongoing and updated impact of the COVID-19 pandemic on the lodging industry. We had no impairment loss for the three months ended September 30, 2020. We had no impairment loss for the nine months ended September 30, 2019. We will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 pandemic data and effects, analysis related to our operations, fair value, our holding periods and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Such changes in circumstances and analysis may result in impairment losses in future periods.

    As of September 30, 2020, we have not recognized any potential insurance claims related to COVID-19 pandemic losses. Given the contractual uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

Construction in progress primarily includes capitalized costs for ongoing projects that have not yet been put into service.

4.     Other Assets

    The following table presents other assets as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Lender and other escrows	$33	$20
Prepaid expenses	10	10
Intangible assets, net	4	4
Federal and state tax receivables	5	—
Other assets	6	9
Total other assets	$58	$43

5.     Debt
    The following table presents the carrying amount of our debt as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
CMBS Facility	$767	$921
Revolving Facility	100	—
	867	921
Less deferred financing costs, net	—	(6)
Total debt, net	$867	$915

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
The terms of the CMBS Facility state that it bears interest at a rate equal to the sum of an applicable margin plus one-month LIBOR. Interest is generally payable monthly. As of September 30, 2020, the applicable margin on the CMBS Facility was 2.79% and the interest rate was 2.94%. As of December 31, 2019, the applicable margin on the CMBS Facility was 2.75% and the interest rate was 4.51%. The applicable margin will increase by 15 basis points after June 2023 and an additional 10 basis points after June 2024. Additional prepayments, if any, will be applied to the lower interest bearing principal tranches, reducing total future interest expense but having the effect of increasing the applicable margin thereafter on the remaining outstanding principal balance.
    We may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. Since May 2020, all net sale proceeds have been required to be paid under the CMBS Loan Agreement to release the collateralized property under the CMBS Facility, and we believe that future hotel collateral releases will likely require the payment of all (or substantially all) net sale proceeds as well. During the nine months ended September 30, 2020, primarily in connection with the sale of 50 secured hotel properties, $154 million of the net proceeds were used to pay down the principal of the CMBS Facility.

The CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts (referred to as a “CMBS Facility cash trap”) during the continuation of an event of default under the loan or if and while the debt yield for the CMBS Facility falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters. As of the September 30, 2020 calculation date, we were below the CMBS Facility cash trap Debt Yield threshold for the second consecutive quarter, and we expect therefore to be subject to a CMBS Facility cash trap beginning in November 2020. So long as there is no continuing event of default under the CMBS facility, cash and cash equivalents subject to the CMBS Facility cash trap are generally available for any operating, emergency repairs and/or life safety issues, capital expenditures (after application of any amounts then held in reserve), hotel taxes and custodial funds, costs incurred in connection with the purchase of any furniture, fixtures and equipment, costs incurred in connection with the purchase of interest rate caps, voluntary prepayment of the CMBS Facility, certain legal, audit, tax and accounting expenses, certain required REIT distributions, restoration expenses, debt service under the CMBS Facility and the Revolving Facility, fees and costs payable under the CMBS Facility and Revolving Facility, leasing costs, alterations of the properties, payment of shortfalls for required deposits under the CMBS Loans, payments due under ground leases and such other items as reasonably approved by the CMBS Facility lender. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of the CMBS Facility lender. We will be subject to the CMBS Facility cash trap until we are in compliance with the applicable debt yield requirement described above for two consecutive quarters or prepay the loan in an mount such that we are in compliance with the required debt yield, which we may be unable to meet through the maturity date of the CMBS Facility.
    The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of September 30, 2020, we believe we were in compliance with these covenants.
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
Revolving Facility
    CorePoint Lodging Inc., CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”) CorePoint OP GP, L.L.C., and CorePoint OP are parties to a credit agreement (the “Revolver Credit Agreement”), as amended, providing for a $110 million Revolving Facility (“Revolving Facility”). The CorePoint Revolver Borrower is our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP. Required principal payments of $5 million per month began in August 2020 and continue through December 2020 (the “Scheduled Payments”). The Revolving Facility matures on May 31, 2021. As of September 30, 2020, $100 million was outstanding under the Revolving Facility and we had no additional borrowings available. In addition, as of September 30, 2020, there was a $2 million outstanding letter of credit issued under the Revolving Facility.
In May 2020, in connection with the amendment to the Revolver Credit Agreement, interest under the Revolving Facility increased, at the option of the CorePoint Revolver Borrower, to either a base rate plus a margin of 4.0% per annum or a LIBOR rate plus a margin of 5.0% per annum. Prior to the amendment to the Revolver Credit Agreement, the base rate and LIBOR margins were 3.5% and 4.5%, respectively. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. Additionally, there is a commitment fee payable at the end of each quarter equal to 0.75% per annum of unused commitments under the Revolving Facility and customary letter of credit fees. As of September 30, 2020, the Revolving Facility interest rate was 5.15%.

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
    The Revolver Credit Agreement, as amended, also requires that we maintain a minimum liquidity of $60 million of cash and cash equivalents, as defined, at all times. The minimum liquidity amount is reduced on a dollar-for-dollar basis in respect of 50% of any amounts utilized to repay our Revolving Facility and permanently reduce the commitments thereunder (other than in respect of the Scheduled Payments). Beginning in May 2020, the Revolving Facility lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as the “Revolving Facility cash trap”). As of September 30, 2020, the cash and cash equivalents subject to the Revolving Facility cash trap were approximately $34 million. Cash and cash equivalents subject to the cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. The terms of the CMBS Facility cash trap are senior to the Revolving Facility cash trap but are generally similar in scope and are not cumulative in the effect on our cash and cash equivalents. We will be subject to the Revolving Facility cash trap until we are in compliance with a debt yield threshold of not less than 13.8% under the Revolving Facility, which we may be unable to meet during the remainder of the term of the Revolving Facility. The Revolving Facility also includes other customary covenants for commercial revolver facilities. As of September 30, 2020, we believe we were in compliance with these terms and covenants of the Revolver Credit Agreement.

6.     Mandatorily Redeemable Preferred Shares

    We have 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), held by an unrelated third-party. The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. The Series A Preferred Stock is senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. Except as described below, cash dividends on the Series A Preferred Stock are paid quarterly at a rate of 13% per annum. If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we are required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. Beginning July 1, 2020, we exceeded the 7.5 to 1.0 leverage ratio noted above, and accordingly, the Series A Preferred Stock dividend rate is currently at 15% per annum. The Series A Preferred Stock dividend rate will not return to 13% per annum until our leverage ratio is equal to or less than the applicable leverage ratio and we are not in an uncured event of default as of the last day of a fiscal quarter. There can be no assurance that our future operating performance will be adequate for us to meet the requirements to achieve the lower dividend rate.
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
    Holders of Series A Preferred Stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock on the tenth anniversary of its issuance or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable. As of September 30, 2020, neither event described above has occurred.

7.     Accounts Payable and Accrued Expenses and Other Liabilities
    Accounts payable, accrued expenses and other liabilities include the following as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020	December 31, 2019
Due to hotel manager	$10	$26
Real estate taxes	22	22
Sales and occupancy taxes	4	7
Other accounts payable and accrued expenses	24	27
Total accounts payable and accrued expenses	$60	$82

Operating lease liabilities	$20	$25
Insurance financing	4	2
Below market leases, net	3	5
Other liabilities	11	11
Total other liabilities	$38	$43

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
    LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. We have consultative and limited approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel. We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees, general and workers compensation liability insurance and other costs that the manager incurs to operate the hotels.
For the three months ended September 30, 2020 and 2019, our management fee expense was $6 million and $11 million, respectively. For the nine months ended September 30, 2020 and 2019, our management fee expense was $16 million and $32 million, respectively.
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
    Our franchise agreements require that we pay a 5% royalty fee on gross room revenue. The term of the franchise agreements is through 2038, subject to one renewal of ten years, at our option, subject to certain conditions. There are penalties for early termination. For the three months ended September 30, 2020 and 2019, our royalty fee expense was $5 million and $11 million, respectively. For the nine months ended September 30, 2020 and 2019, our royalty fee expense was $16 million and $32 million, respectively. LQ Franchising deferred the payment of the royalty and certain other franchise fees for March through May 2020 (interest-free) due to the impact of the COVID-19 pandemic. The deferred amount of $10 million was paid in full in September 2020.

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

    Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance. However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. We expect to meet these requirements primarily through our recurring capital expenditure program. As of September 30, 2020, $15 million was held in lender escrows that can be used to fund these requirements. As a result of the impact of the COVID-19 pandemic, our franchisor has waived any brand standards that require capital investment (except for health and safety standards) until January 1, 2021.

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
    In 2014, the IRS commenced a tax audit, primarily related to transfer pricing for internal rents charged by our prior REIT. Subsequently, we have supplied information to the IRS supporting our position. In November 2019, the IRS issued notices of proposed adjustments (“NOPA”, also known as a 30 Day Letter) proposing a redetermined rent adjustment resulting in approximately $138 million of additional federal taxes, attributable to tax years 2010 and 2011, exclusive of penalties and interest. Additionally, the November 2019 NOPA proposed an adjustment resulting in the loss of tax operating loss carryforwards generated in tax years 2006 through 2009. The adjustment to the tax operating loss carryforwards, measured at the tax rates enacted during the year of utilization and exclusive of penalties and interest, is $31 million. We responded to the IRS in disagreement with its NOPA in January 2020. In April 2020, the IRS responded in disagreement to our response. In September 2020, the audit was transferred to the IRS Appeals office to begin the appeals process. The statute of limitations was extended to December 31, 2021.

    We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of September 30, 2020, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax would be imposed on the REIT related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

Purchase Commitments
    As of September 30, 2020, we had approximately $19 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business. Approximately $16 million of this amount relates to long-term hotel service contracts payable over approximately four years.
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

    The contractual maturity analysis of all of our operating lease liabilities on an undiscounted basis as of September 30, 2020 is as follows (in millions):

Year	Amount
2020 (remaining three months)	$1
2021	3
2022	3
2023	3
2024	3
2025	2
Thereafter	50
$65
    The difference between the undiscounted contractual payments of $65 million above and the September 30, 2020 operating lease liabilities of $20 million (included in our “other liabilities”) is the present value of imputed interest. Contractual payments include base rents that have been contractually reset based on inflation indexes as of September 30, 2020.
    We had $1 million of rent expense for the three months ended September 30, 2020 and $2 million of rent expense for the three months ended September 30, 2019. For the nine months ended September 30, 2020, total rent expense was $2 million, as compared to $4 million for the nine months ended September 30, 2019. Differences between amounts expensed and cash paid were not significant. Rent expense is included in property tax, insurance and other expenses in our condensed consolidated statements of operations.
Post-employment Benefits
    We have entered into severance plans with all executives and other employees. New employees are added at their date of employment. The plans include salary continuation, severance benefits, continuation of health care coverage and other supplemental post-employment benefits, all which vary depending on the employee’s position and apply where there is termination without cause. We had no expenses related to these severance plans in the three or nine months ended September 30, 2020. During the nine months ended September 30, 2019, we incurred $6 million of corporate general and administrative expense related to these severance plans.

9.     Equity

    On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Effective with the May 2020 amendment to our Revolving Facility, our Revolver Credit Agreement restricts us from making any purchases at this time. Accordingly, we have temporarily suspended purchases under the share repurchase program and no shares have been acquired in 2020. During the nine months ended September 30, 2019, we acquired 2.6 million shares at a weighted average cost per share of $11.34 under the share repurchase program.

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

10.     Revenues

    Revenues for the three and nine months ended September 30, 2020 and 2019 are comprised of the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease revenues:
Rooms	$105	$210	$318	$629
Other	1	2	3	5
Total lease revenues	106	212	321	634

Customer revenues	1	3	4	8
Total revenues	$107	$215	$325	$642

    Operating lease revenues other primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For the nine month periods ended September 30, 2020 and 2019, we had an insignificant amount of variable lease revenue.

    During the nine months ended September 30, 2020, up to 30 hotels with approximately 3,700 rooms were temporarily not accepting transient guests or most other reservations for a period of time in response to the COVID-19 pandemic and various travel restrictions. As of September 30, 2020, all of these hotels have resumed accepting transient guests and reservations. As we considered these suspensions temporary, these hotels were classified as operating for all periods presented.

11.     Equity-Based Compensation

    Our 2018 Omnibus Incentive Plan (the “Plan”), authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”) non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. A total of eight million shares of common stock has been authorized for issuance under the Plan and approximately five million shares of common stock were available for issuance as of September 30, 2020.

    The RSAs and RSUs are time-based and are not subject to future performance targets. The RSAs generally vest over one to three years. The RSUs generally vest over one to two years, with certain RSUs vesting immediately upon grant. RSAs and RSUs are initially recorded at the market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of September 30, 2020, these performance targets relate to relative and absolute total shareholder returns, as defined, which are treated as market-based conditions. Accordingly, these market-based PSUs are recorded at the fair value of the award using a Monte Carlo simulation valuation model. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events. For both three month periods ended September 30, 2020, and 2019, we recognized $3 million of equity-based compensation expense. For the nine month periods ended September 30, 2020, and 2019, we recognized $8 million and $9 million of equity-based compensation expense, respectively.

    The following table summarizes the activity of our RSAs, RSUs, and PSUs during the nine months ended September 30, 2020 and 2019:

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	653,790	$20.30	368,969	$6.99	5,072	$6.05
Granted	919,106	$3.88	979,482	$5.42	268,484	$4.32
Converted	(80,097)	$14.63	—	$—	(4,787)	$6.06
Outstanding at September 30, 2020 (1)	1,492,799	$10.49	1,348,451	$5.85	268,769	$4.32
__________
(1) As of September 30, 2020, no outstanding RSAs and PSUs were vested. As of September 30, 2020, 64,738 outstanding RSUs were vested.

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	884,068	$20.50	—	$—	14,624	$5.77
Granted	439,983	$11.06	447,527	$6.99	572	$12.42
Converted	(259,016)	$15.69	—	$—	(9,611)	$6.04
Forfeited	(61,332)	$15.22	(73,694)	$6.99	—	$—
Outstanding at September 30, 2019 (1)	1,003,703	$17.93	373,833	$6.99	5,585	$5.99
__________
(1) As of September 30, 2019, no outstanding RSAs, PSUs or RSUs were vested.

    RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

12.    Income Taxes

    The following table presents our income tax benefit (expense) for the nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current tax benefit (expense)	$—	$3	$4	$(4)
Deferred tax benefit (expense)	3	(1)	2	—
Total income tax benefit (expense)	$3	$2	$6	$(4)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    We use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. As of September 30, 2020, we had two interest rate caps with an aggregate notional value of $921 million that terminate in the second quarter of 2021. The fair value of these interest rate caps was less than $0.1 million.

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

    The following table summarizes the assets which were measured at fair value and impaired for the nine months ended September 30, 2020 and the year ended December 31, 2019 (in millions):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices in Active Market for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Total Losses
For the nine months ended September 30, 2020
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
(2)    Total losses exclude impairments on previously disposed assets because they are no longer held by us.

Financial Instruments Not Reported at Fair Value

    For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility(1)(2)	$767	$735	$921	$921
Debt - Revolving Facility(1)(2)	$100	$95	$—	$—
Mandatorily redeemable preferred shares(1)	$15	$14	$15	$15
 ____________________
(1)Classified as Level 3 under the fair value hierarchy.
(2)Carrying amount excludes deferred financing costs, net, of less than $1 million as of September 30, 2020 and $6 million as of December 31, 2019.
    We estimate the fair value of our debt and mandatorily redeemable preferred stock by using risk adjusted discounted cash flow analysis and current market inputs for similar types of arrangements. For the fair values as of September 30, 2020, we also included market inputs related to the COVID-19 pandemic, primarily higher required interest rates and decreased discounted cash flow projections. Fluctuations in these assumptions, including changes in market assessments related to the COVID-19 financial effects, will result in different estimates of fair value.
    We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows, and other liabilities approximate fair value as of September 30, 2020 and December 31, 2019, due to their short-term nature.

14.     Supplemental Disclosures of Cash Flow Information
    The following table presents the supplemental cash flow information for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid during the period	$29	$45
Income taxes paid during the period, net of refunds	$1	$1

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$1	$4
Dividends payable on common stock	$—	$11
Recognition of right of use operating lease assets and operating lease liabilities	$—	$28
Financing of insurance	$11	$14

15.    Related Party Transactions

    As of September 30, 2020, affiliates of The Blackstone Group Inc. (“Blackstone”) beneficially owned approximately 30% of our outstanding shares of common stock and held horizontal risk retention certificates issued by the trust that holds our CMBS Facility indebtedness (“Class HRR Certificates”). As of September 30, 2020 and December 31, 2019, the portion of our CMBS Facility outstanding balance that correlates to the Class HRR Certificates was $79 million and $88 million, respectively. Total interest payments made to Blackstone as a holder of such Class HRR Certificates for the three months ended September 30, 2020 and 2019 were $1 million and $2 million, respectively. Total interest payments made to Blackstone as a holder of such Class HRR Certificates for the nine months ended September 30, 2020 and 2019 were $3 million and $5 million, respectively.

16.     Subsequent Events

    Subsequent to September 30, 2020, we sold one operating hotel for a gross sales price of $7 million, recognizing an estimated gain on sale of approximately $4 million. As of September 30, 2020, this hotel was not classified as an asset held for sale because the asset did not meet the accounting criteria established for such classification. We used $6 million of the net sales proceeds to pay down the principal on the CMBS Facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“Annual Report on Form 10-K”) and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. Actual results may differ materially from those projected in such statements as a result of the factors described under “Special Note Regarding Forward-Looking Statements” and in “Risk Factors” in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

Overview

Our Business
    CorePoint is a leading owner in the midscale and upper midscale select service hotel segments, all under the La Quinta brand. Our portfolio, as of September 30, 2020, consisted of 220 hotels representing approximately 29,000 rooms across 35 states in locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly owned. We primarily derive our revenues from our select service hotel operations, with approximately 98% of our revenues derived from daily room rentals.
    Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment. As of September 30, 2020, we have 14 hotels located on land leased by us pursuant to ground leases with third parties.

Impact of the COVID-19 Pandemic

Beginning in late February 2020, we experienced decreased occupancy and revenue throughout our portfolio as a result of the ongoing COVID-19 pandemic. In response to these operational disruptions, we initiated several cost saving measures, including suspending the acceptance of transient guests and most reservations for as many as 30 of our hotels. Since the end of the second quarter of 2020, we have experienced a significant recovery in occupancy and operating results, and all of our hotels are open and accepting reservations as of the date of this report. However, we can provide no assurance that we will not once again temporarily suspend the acceptance of transient guests and reservations at certain hotels in the future if we determine occupancy rates are too low to support the hotel’s operations.

For the second quarter of 2020, we experienced an average occupancy of 36.4%, as compared to 70.9% for comparable hotels in the second quarter of 2019. For the third quarter of 2020, we experienced an average occupancy of 52.3%, as compared to 68.8% for comparable hotels in the third quarter of 2019. In the third quarter of 2020, we also experienced more stable occupancy rates as compared to the second quarter of 2020. During the second quarter of 2020, we realized a monthly low comparable occupancy of 20.9%, while the monthly low comparable occupancy for the third quarter of 2020 was 51.0%. We believe these results are primarily due to a higher proportion of leisure travel replacing lost business travel, as we are generally realizing a 1,000 basis point increase in weekend occupancy compared to weekday occupancy. The proportion of our room revenues attributed to leisure travel was approximately two-thirds for the third quarter of 2020, approximately 250 basis points higher than in the third quarter of 2019. Leisure travel is strongest in our hotels in “drive-to” locations, conveniently located along interstate highways and in suburban areas. As of September 30, 2020, approximately two-thirds of our hotels were located along interstate highways or in suburban areas. However, hotel demand is still suffering at certain other locations (e.g., near theme parks that have not yet reopened or are currently operating at significantly reduced capacity) and urban areas that are primarily “fly-to” business destinations or convention centers.

Our operations have also indirectly benefited from macroeconomic GDP and employment improvements and federal and state stimulus funding, including loan assistance programs and expanded unemployment benefits. We are also aided by the closing of competing hotels, while our locations remain operational. Offsetting these favorable factors is the loss of travel related to cancelled sporting events (professional and college), concerts and other local events. We are uncertain to what degree these trends will continue, particularly as the COVID-19 infection rates are increasing in many of our markets, as the weather turns colder, competing hotels re-open and government stimulus funding expires. Whether our near term future results will be different from what these trends indicate is difficult to predict and could be affected by factors such as the status of COVID-19 management and prevention measures, the willingness of consumers and businesses to travel while those measures are in progress, government stimulus funding and the general state of the economy.

While the COVID-19 pandemic has adversely affected our operations, we believe our hotel portfolio has generally performed better than the lodging industry in general, primarily in comparison to full service hotels in urban or resort destination areas, and specifically as a result of our focus on limited service chain scale hotels. We believe this is due to current traveler preferences for limited service hotels outside of urban areas, located near drive to destinations with convenient interstate and “no-lobby” access. We also believe many of our hotels are benefiting from full or partial closures of competing hotels, which require a higher minimum occupancy to cover higher variable costs. Our limited service hotels can operate and cover variable expenses at lower minimum occupancy. We cannot predict how long and to what degree we will retain this competitive advantage as travelers respond to the COVID-19 pandemic. If traveler preferences change or competing lodging facilities reopen, our competitive position may be adversely affected.

In response to the pandemic, we have taken a number of actions to reduce portions of our operating expenses, primarily related to hotel labor, supplies and maintenance. After reductions in our labor model, including suspending room cleaning during a guest’s multi-day stay and reduced front desk and maintenance staff, our hotel labor expenses for the three months ended September 30, 2020 were $30 million as compared to $52 million for the same period in 2019. We also suspended breakfast services and deferred non-health or safety maintenance expenditures. These expense savings were marginally offset by additional cleaning expenses and supplies and costs of furloughing hotel employees. Since our management and royalty fees are tied to revenues, these management and royalty fee expenses decreased 50% for the three months ended September 30, 2020 from the same period in 2019. However, we are still obligated to pay certain other operating expenses not specifically related to revenues or our level of operations. These primarily include real estate taxes, insurance, fixed portions of our franchise costs, rent and other fixed expenses. Accordingly, for the three months ended September 30, 2020 our direct hotel operating expenses (operating expenses including rooms, other departmental and support, property tax, insurance, and management and royalty fees) were $97 million, or 91% of revenue, compared to $174 million, or 81% of revenue for the same period in 2019. While we have had discussions with relevant counterparties to defer or abate some these expenses, we have not yet been able to significantly reduce these costs. For example, real estate taxes, barring governmental action, require a valuation appeal and consent before expense reductions can be realized. Property insurance is generally provided under one year policies, which cannot be adjusted mid-policy. There can be no assurance that any significant additional concessions can be achieved. We are also evaluating resumption of certain operating expenses, primarily breakfast services and maid service on a daily basis. Accordingly, we may experience increased operating expenses as our occupancy and revenues increase.

In mid-March, we also began taking aggressive steps at the corporate level to control costs and preserve capital to mitigate the ongoing operational and financial impact in response to the COVID-19 pandemic. These initiatives included drawing $110 million from our Revolving Facility to further enhance our cash liquidity position, suspending our common stock dividend, restricting corporate travel and deferring all non-essential administrative expenses and capital expenditures. Beginning in April 2020, we are paying our board of directors’ fees in deferred restricted stock units and 25% of our chief executive officer’s base salary in shares of restricted stock.

For the nine months ended September 30, 2020 we recorded an impairment loss of $54 million, primarily in the second quarter of 2020, due to lower valuation of certain of our properties related to the operational, financing and investment impact of the COVID-19 pandemic on the lodging industry. We did not recognize an impairment charge for the third quarter of 2020. We will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 pandemic data and analysis related to our operations, fair value, holding periods and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Those changes in circumstances and analysis may result in impairment losses in future periods.

    The resulting disruption to our operations has affected and may continue to affect our compliance with debt financial covenants and other financial metrics in our loan agreements. On May 19, 2020, we entered into an amendment to the credit agreement governing our Revolving Facility (the “Revolver Credit Agreement Amendment”) that included, among other things, the elimination of certain financial covenants and the addition of new guarantors, liquidity maintenance covenant and restrictions on new debt and increased debt service over the remaining term. In addition, the Revolving Facility requires monthly principal payments of $5 million for August 2020 to December 2020, with a final maturity in May 2021. As of September 30, 2020, the outstanding debt under the Revolving Facility was $100 million. Disruptions to our operations have also resulted in an increase in our Series A Preferred Stock dividend rate from 13% to 15% effective July 1, 2020. (See Note 5 “Debt” and Note 6 “Mandatorily Redeemable Preferred Shares” to our Condensed Consolidated Financial Statements for additional information related to the Revolver Credit Agreement Amendment and Series A Preferred Stock.)

Due to our failure to satisfy certain financial metrics under our Revolving Facility, as amended and also under our CMBS Facility, beginning in November 2020 our lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as a “cash trap”). During a cash trap, certain disbursements from these hotel operating cash receipts, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. As of September 30, 2020, approximately $34 million of our cash and cash equivalents were subject to these cash traps. As a result of the operating disruptions from COVID-19 and the effects of the cash traps, while we do expect the cash trapped amounts will be available to fund hotel operations, we expect we will not be able to increase our non-cash trapped cash. In the event hotel operations are insufficient to fund hotel liquidity requirements, then we expect we would fund this deficit by moving cash from our non-cash trapped cash to the cash trap. Any funds contributed to the cash traps would then not be available for other corporate purposes without approval from our lenders. As of September 30, 2020, we had approximately $146 million of cash and cash equivalents not restricted by the cash traps. If we are unable to refinance the Revolving Facility, we expect that $100 million of this un-trapped cash would be used for principal payments on our Revolving Facility through the maturity date in May 2021.

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

As a result of the operating disruptions of the COVID-19 pandemic, we have been experiencing a net operating cash deficit. For the three months ended September 30, 2020, we had a decrease in our total cash, cash equivalents and restricted cash of $13 million. We had a net cash from operating activities deficit of $1 million for the three months ended September 30, 2020, as compared to net cash provided by operating activities of $33 million for the three months ended September 30, 2019. The $1 million net cash deficit from operating activities for the three months ended September 30, 2020 included approximately $12 million of Hotel Adjusted EBITDAre (See “Non-GAAP Financial Measures” below for definition and limitations of this term), offset by approximately $9 million of interest expense and $4 million of corporate general and administrative expenses. In addition, during the third quarter of 2020 we used $4 million for capital expenditures and made principal payments of $10 million on our Revolving Facility. As noted above, we are restricting our capital expenditures to only essential expenditures and our Revolving Facility principal payments of $5 million per month will continue through December 2020. We expect future operations will continue to be affected by ongoing disruptions due to the COVID-19 pandemic, including the degree of business and consumer travel, and the timing and degree of resumption of other activities, including schools, colleges, sporting events, special events and conferences. Accordingly, we are not able to provide assurance as to our cash flows from operations for the remainder of 2020; however, given the expected Revolving Facility scheduled principal payments of $5 million per month and current operating trends, we are expecting a further decline in cash and cash equivalents through the remainder of 2020. We may experience further declines in cash flows from operations which may extend into 2021 and beyond.

We will also evaluate other debt and equity sources, where we may seek to increase our overall liquidity or extend maturity dates of existing debt. There is no assurance that these other sources will be available to us or at costs consistent with our existing capital structure, or that we would be permitted under our existing debt agreements to avail ourselves of such sources. We have evaluated recently enacted government financial assistance programs particularly the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and currently the programs have either not provided significant benefit to us or we believe we are not eligible. However, as our economic factors change or as new government financial assistance programs are enacted or clarified, we may decide to pursue any available programs. We have filed an insurance claim for business interruption losses related to the COVID-19 pandemic. Given the contractual uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

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
Non-Core Hotel Disposition Strategy

    Our strategy has identified opportunities to dispose of our lower performing hotels. At December 31, 2019 we identified 166 non-core hotels subject to our non-core disposition strategy. These hotels are generally older and have lower RevPAR (defined below) and higher capital expenditure requirements. We will seek to sell those assets generally over the next two years. The following table provides certain information about our core and non-core hotels as of September 30, 2020:

	Number of hotels	Average Hotel Age (years)	Average 2019 RevPAR
Core	105	28	$72.67
Non-Core	115	32	$51.24
Total	220	30	$62.37

As of September 30, 2020 we have sold 50 non-core hotels, for gross consideration of $226 million. In addition, one hotel was disposed by returning the property to the ground lessor at the end of the lease term in June 2020. Subsequent to September 30, 2020, an additional one operating hotel was sold for gross consideration of $7 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for the disposed hotels, increasing the availability of liquidity for other uses. See “Part I-Item 1A. Risk Factors - Risks Related to Our Business and Industry - We face various risks posed by our disposition activities as well as our acquisition, redevelopment, repositioning, renovation and re-branding activities.” in our Annual Report on Form 10-K.

    Certain historical information related to the operating hotels sold during the nine months ended September 30, 2020 is presented in the tables below. Due to the disruptions to reported amounts from the COVID-19 pandemic, we have provided metrics based on 2019 annual amounts. We believe the 2019 annual amounts provide a metric that may be more comparable to historical metrics. As the COVID-19 pandemic continues over a longer period, these metrics as well as the number of hotel sales may be affected ($ amounts in millions, except for RevPAR).

	Number of hotels sold	Gross Proceeds	Gain on Sales	Average Revenue Multiple (2)
1st Quarter	23	$100	$23	2.7x
2nd Quarter	7	29	9	2.5x
3rd Quarter	20	97	27	2.5x
Total	50	$226	$59

	Amount (1)	Sales Metrics (1)
Revenues (2)	$87.1	2.6x
RevPAR (3)	$40.41	N/A
Hotel Adjusted EBITDAre (4)	$10.2	22.2x
FFO (5)	$5.7	7.8%
Capital expenditures	$4.5	N/A
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
(2)The Revenue Sales Metric referred to as the revenue multiple, is calculated as the gross sales price divided by such revenues. Closing costs and other costs due from the sale have averaged approximately 10% of the gross sales price.
(3)Our Comparable Hotel RevPAR for the year ended December 31, 2019 was $58.75.
(4)The Sales Metric referred to as the Hotel Adjusted EBITDAre multiple is calculated as gross sales price divided by such calculated Hotel Adjusted EBITDAre.
(5)The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the September 30, 2020 interest rate of 2.94%. The FFO amount includes only directly associated hotel expenses and does not include any allocated general and administrative or other corporate expenses. The Sales Metric referred to as FFO yield is calculated as such calculated FFO divided by the gross sales price less the actual debt principal paid down.

    As noted, the statistics above are based on the 2019 annual operating amounts. More current data would likely result in lower absolute amounts and higher multiples and yields as a result of the COVID-19 pandemic effects on hotel operations.

Beginning in the second quarter of 2020, we experienced a slowing in hotel sales due to COVID-19 pandemic disruptions, but recently, particularly in September 2020, we have seen an increase in hotel sales activity. We believe our hotel sale activities have been affected by the availability of purchaser financing, primarily related to the Small Business Administration (“SBA”), as the SBA is the primary agency administering CARES Act lending and the incentive programs offered to SBA borrowers. Increased loan availability and the availability of certain SBA incentives helped drive hotel sales activity in the third quarter of 2020. However, the fourth quarter is historically a slower period for sale activity, so we may experience limited hotel sales activity until Spring 2021. Accordingly, as discussed above, we anticipated the disposition program would extend over two years; however, this period may be extended depending on market conditions and lending activity.

The sales closed to date have been on substantially similar terms and pricing as previously experienced in 2019 or earlier in 2020 prior to the pandemic. However, we may consider alternative terms in the future, including seller financing and limited price adjustments to attract qualified buyers on a timely basis. In addition, disruptions related to the COVID-19 pandemic may affect our ability to achieve our projected sales price, result in other delays in completing sales transactions or adversely affect other terms. Consequently, there can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on future results.

Hotel Capital Investment

    During the nine months ended September 30, 2020, we invested approximately $18 million in capital investments in our hotels. Approximately $6 million related to hurricane restoration costs from prior year storms and other casualties. We anticipate an additional approximate $2 million during 2020 for the completion of prior years’ hurricane repair work. We expect a substantial portion of these costs to be reimbursed by insurance. The remaining capital investments related to recurring maintenance and upgrade capital expenditures to our hotel properties. These represent approximately 4% of revenues for the nine months ended September 30, 2020. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures. Due to the COVID-19 pandemic, we have and expect to continue to defer elective capital expenditures, with the exception of life safety or critical operational needs, until operations stabilize. Exclusive of hurricane and other casualty expenditures, our capital expenditures for the nine months ended September 30, 2020 were approximately $12 million, a decrease of approximately 73% from the same period in 2019. Deferring capital expenditures may result in additional maintenance expenses when operations begin to improve and higher capital expenditures in future periods. Further, to the extent we are able to complete the dispositions of hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis.

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

    Further, the timing of the COVID-19 pandemic has resulted in disruptions to our operations during what has historically been our peak revenue, profitability and cash flow periods, resulting in lower earnings and cash flow and less liquidity to support operations for the fourth quarter of 2020 and first quarter of 2021, which have historically been nominally profitable and lower in providing cash flow. If this trend continues for the next two quarters and revenues decrease even further, we may have limited liquidity to meet our operating requirements, potentially requiring us to suspend acceptance of reservations for certain of our hotels in order to preserve liquidity.

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
Inflation

We do not believe that inflation had a material effect on our business during the three and nine months ended September 30, 2020 or 2019 due to low inflation rates, both nationally and in the primary local markets of our hotels. Although we believe that changes in the rate of inflation will generally result in comparable changes in hotel room rates and operating expenses, severe inflation or deflation could contribute to a slowing of the U.S. economy. Such a slowdown could result in a reduction in room rates and occupancy levels disproportionate to our operating expenses, negatively impacting our revenues and net income. Further, to the extent that inflation is correlated with higher interest rates, our borrowing costs on our floating rate debt or new debt placements could be higher.

    The COVID-19 pandemic to date has generally been deflative, particularly related to energy prices. If the pandemic continues to disrupt the U.S. economy, this may also result in lower labor and commodity prices. To date we have not observed significant supply constraints and price adjustments; however, if manufacturing supply is curtailed, there could be exposure to selective price increases.

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
Factors Affecting our Revenues
    Hotel dispositions. As noted above, we continue to evaluate dispositions of our non-core hotels. As hotels are sold, our revenues will decrease. We sold or disposed of 51 operating hotels during the nine months ended September 30, 2020, and we sold 42 operating hotels in 2019.  The revenue from these sold or disposed hotels was $21 million and $117 million, for the nine months ended September 30, 2020 and 2019, respectively.
    Customer demand. Our customer mix includes both leisure travelers and business travelers. Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. As a result of the COVID-19 pandemic, leisure and business travel lodging demand has substantially decreased, and our mix of customers has changed to a higher proportion of leisure travelers. We are benefiting from “drive to” consumer demand, particularly for our hotels adjacent to highways and suburban areas. We are also pursuing additional customers, including health workers, first responders and not for profit entities; however, these are unlikely to fully replace our historical customer base. Accordingly, we believe our customer demand will be highly dependent on the timing and magnitude of government assistance programs, the development of COVID-19 vaccines and other health and safety measures, improved attitudes toward leisure and business travel and the resumption of convention, sporting and other local events.
Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth and decline when supply growth exceeds demand growth. Our hotels have benefited from being open while competing hotels and substitute lodging options (e.g. homeowner rental programs) were temporarily closed or not fully operational. During the third quarter of 2020, we noted instances where our hotels were losing pricing power relative to our competitors. Accordingly, we are uncertain how long and to what degree this benefit will continue. Further, we expect that the COVID-19 pandemic will reduce new supply coming into our markets, at least in the near term. The lodging industry in total may actually experience negative absorption, as some portion of the existing hotel stock may be taken out of operation.
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
Factors Affecting our Costs and Expenses
    Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  Housekeeping labor, travel agency commissions and consumable supplies are most clearly associated with occupancy. Regarding travel agency commissions, actual charges depend on our revenue channel distribution mix. For the nine months ended September 30, 2020, online travel agencies represented approximately 34% of our revenue channel mix. However, during the COVID-19 pandemic we are observing a shift in revenue channel distribution mix from on-line to property direct, including walk-in, which are generally at lower or no commission expense. Our management and royalty fees are also primarily driven by our level of gross revenues or room revenues. Management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues. In response to the COVID-19 pandemic, we have implemented programs to reduce labor and consumable supplies (including eliminated or reduced breakfast offerings), and we have experienced reductions in royalty fees, management fees, travel agency commissions and supplies. Beginning in April 2020, we have reduced variable expenses by almost 50% from pre-pandemic expectations. To date, COVID-19 related cleaning and supplies have not had a significant effect on operating expenses. However, certain local authorities are evaluating hotel operating cleaning regulations which, if enacted or established as a new operating standard, could result in significant operating expense increases.
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
    Changes in depreciation and amortization expense. Changes in depreciation expense are due to renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or changes in estimates of the useful lives for new capital improvements. As we incur additions to our hotels or place new assets into service, we will be required to recognize additional depreciation expense on those assets. Conversely, impairment losses, which are effectively accelerated depreciation, will reduce future depreciation expenses at these hotels.

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
    Comparable Hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year. Comparable Hotels exclude: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that are sold or classified as held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses Comparable Hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, Occupancy, and RevPAR using the same set of Comparable Hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of Comparable Hotels existing at the reporting date versus the results of the same set of hotels in the prior period. Of the 220 hotels in our portfolio as of September 30, 2020, 213 have been classified as Comparable Hotels. When considering business interruption in the context of our definition of Comparable Hotels, any hotel that had completely or partially suspended operations on a temporary basis at any point during the nine months ended September 30, 2020, as a result of the COVID-19 pandemic, was considered to be part of the definition of Comparable Hotels. Despite these temporary suspensions of hotel operations, we believe that including these hotels within ADR, Occupancy and RevPAR, reflects the underlying results of our business for the nine months ended September 30, 2020.
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

    The rent potential for a hotel is measured by its ADR and is primarily a factor of its chain scale, location, local demand drivers and competition. Our ADR and occupancy by chain scale groupings commonly used in the lodging industry for hotels owned as of September 30, 2020, for the twelve months ended September 30, 2020, are provided below to show the variation across chain scale for the properties we own:

	Number of Hotels	ADR	Occupancy
Upper upscale	1	$150.51	33.7%
Upscale	6	$124.08	45.9%
Upper midscale	34	$102.00	51.7%
Midscale	120	$80.79	52.2%
Economy	59	$62.39	49.6%
Total	220	$81.50	51.1%

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
    The following is a reconciliation of our net loss to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(8)	$(12)	$(136)	$(58)
Interest expense	9	17	35	53
Income tax (benefit) expense	(3)	(2)	(6)	4
Depreciation and amortization	39	47	121	137
EBITDA	37	50	14	136
Impairment loss	—	—	54	—
Gain on sales of real estate	(27)	(14)	(59)	(16)
Gain on casualty	(4)	(1)	(7)	(5)
EBITDAre	6	35	2	115
Equity-based compensation expense	3	2	8	6
Severance expense, including related equity-based compensation expense	—	—	—	6
Spin-Off and reorganization expenses	—	2	—	4
Income from terminated hotel sale contracts	(1)	—	(1)	—
Other, net	—	(1)	1	(4)
Adjusted EBITDAre	8	38	10	127
Corporate general and administrative expenses	4	5	12	15
Hotel Adjusted EBITDAre	$12	$43	$22	$142

Additional information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the three and nine months ended September 30, 2020, other, net includes $2 million and $4 million of business interruption insurance proceeds, respectively. For the three and nine months ended September 30, 2019, other, net includes business interruption insurance proceeds of $3 million and $10 million, respectively.
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

    The following table provides a reconciliation of net loss to Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(8)	$(12)	$(136)	$(58)
Depreciation and amortization	39	47	121	137
Impairment loss	—	—	54	—
Gain on sales of real estate	(27)	(14)	(59)	(16)
Gain on casualty	(4)	(1)	(7)	(5)
Nareit defined FFO attributable to common stockholders	—	20	(27)	58
Equity-based compensation expense	3	2	8	6
Non-cash income tax expense (benefit)	(3)	1	(2)	—
Amortization expense of deferred financing costs	1	4	7	11
Severance expense, including related equity-based compensation expense	—	—	—	6
Spin-Off and reorganization expenses	—	2	—	4
Income from terminated hotel sale contracts	(1)	—	(1)	—
Other, net	—	(1)	1	(4)
Adjusted FFO attributable to common stockholders	$—	$28	$(14)	$81

Weighted average number of shares outstanding, diluted	56.7	57.5	56.6	58.4

Additional information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the three and nine months ended September 30, 2020, other, net includes $2 million and $4 million of business interruption insurance proceeds, respectively. For the three and nine months ended September 30, 2019, other, net includes business interruption insurance proceeds of $3 million and $10 million, respectively.
•Weighted average number of shares outstanding, diluted presented above may differ from weighted average number of shares outstanding, diluted presented for GAAP purposes when there is a net loss and all potentially dilutive securities are anti-dilutive.     There are no dilutive securities for purposes of calculating net loss or negative FFO.

    Our decline in Hotel Adjusted EBITDAre and Adjusted FFO attributable to common stockholders for the three and nine months ended September 30, 2020 as compared to September 30, 2019 is primarily due to the COVID-19 pandemic and hotel sales as discussed below.

Operational Overview

    The following discussion provides an overview of our operations and transactions for the nine months ended September 30, 2020 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

    During the nine months ended September 30, 2020, we have reported net loss of $136 million as compared to net loss of $58 million for the same period in 2019. The increased loss was primarily due to an impairment loss of $54 million and lower revenues in the current period as a result of fewer owned hotels, reduced occupancy and lower RevPAR due to reduced hotel demand related to the COVID-19 pandemic and the associated requirements from state and local government and public health authorities. These losses were partially offset by a gain on sales of real estate of $59 million, for the 50 hotels sold in the nine months ended September 30, 2020.

    We anticipate we will continue to have lower revenue during the remainder of 2020 as compared to comparable 2019 periods and for so long as restrictions and impacts related to the COVID-19 pandemic continue. In April 2020, we believe we realized our lowest average occupancy at less than 15% for the entire portfolio. During portions of the second quarter of 2020, 30 of our hotels were temporarily not accepting transient guests or most reservations in order to minimize ongoing operating expenditures and conserve cash. Each of these hotels has resumed accepting transient guests and reservations. For the month ended September 30, 2020, our average occupancy had increased to 51.0% for our Comparable Hotels.

    As of December 31, 2019, we identified 166 hotels as non-core with the intent to dispose of these hotels generally over the next two years. For the nine months ended September 30, 2020, 50 of these non-core hotels were sold and one hotel was disposed by returning the property to the ground lessor at the end of the lease term. Our ability to enter into and to close sale contracts could be affected by the uncertainties related to the COVID-19 pandemic.

    The following table provides additional information about Comparable Hotels and non-comparable hotels for the nine months ended September 30, 2020 and 2019 (in millions):

	Comparable Hotels		Non-comparable Hotels (1)		Total
	2020	2019	2020	2019	2020	2019
Total Revenues	$293	$508	$32	$134	$325	$642
Property-level expenses	(268)	(380)	(35)	(120)	(303)	(500)
Hotel Adjusted EBITDAre	$25	$128	$(3)	$14	$22	$142
_____________
(1)     Non-comparable hotels include sold hotels and hotels that sustained substantial property damage or other business interruption due to hurricane, fire or other natural disasters. Of the 220 hotels in our portfolio as of September 30, 2020, 213 have been classified as Comparable Hotels. During the nine months ended September 30, 2020, we sold or disposed of 51 operating hotels, and during the year ended December 31, 2019, we sold 42 operating hotels. As of September 30, 2020 and 2019, an additional seven of our hotels were classified as non-comparable.

Results of Operations

Three months ended September 30, 2020 as compared to three months ended September 30, 2019

Revenues
    Room revenues for the three months ended September 30, 2020 were $105 million as compared to $210 million for the three months ended September 30, 2019, a decrease of $105 million or 50.0%. The decrease was primarily driven by 42.2% lower RevPAR at our Comparable Hotels for the three months ended September 30, 2020 as compared to the prior year period. The decrease in RevPAR was driven by a decrease in occupancy of 1,650 basis points and a 24.0% decrease in ADR. These decreases are primarily due to lower demand due to the COVID-19 pandemic.
    The remaining decline in revenues was primarily due to the sales of our non-core hotels. During the three months ended September 30, 2020, we sold 20 operating hotels. We sold 42 operating properties in 2019. These sold or disposed properties contributed $4 million to revenue for the three months ended September 30, 2020 and $38 million to revenue in the three months ended September 30, 2019, a decrease of $34 million. As we continue to execute our non-core disposition strategy, we expect further decreases in revenue for sold hotels compared to prior periods.
    The following table summarizes our key operating statistics for our Comparable Hotels for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Occupancy	52.3%	68.8%
ADR	$71.42	$93.95
RevPAR	$37.35	$64.67

Historically, we have experienced a decline in occupancy during our fourth quarter as compared to our third quarter. However, given the decreased occupancy in the third quarter of 2020 due to the COVID-19 pandemic and potential pent-up travel demand, particularly for leisure travel, we may experience a smaller decrease in 2020. For example, our October 2020 occupancy was generally in line with our September 2020 occupancy. Given the uncertain future effects from the COVID-19 pandemic and the reported increase in COVID-19 infections beginning in late October, there are no assurances these trends will continue.

Expenses
    Rooms expense was $52 million for the three months ended September 30, 2020 as compared to $99 million for the three months ended September 30, 2019, a decrease of $47 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019, reduced occupancy in the remaining hotels and cost containment measures we put in place as a result of the COVID-19 pandemic. These cost reductions primarily relate to housekeeping labor, consumable supplies and travel agency commissions. We may incur additional costs in future periods such as staff re-hiring costs, cleaning costs, and additional hygiene costs due to increased occupancy, increased operating requirements or other factors. Such increases could be higher than our increases in revenue.
    Other departmental and support was $20 million for the three months ended September 30, 2020 as compared to $34 million for the three months ended September 30, 2019, a decrease of $14 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place as a result of the COVID-19 pandemic, primarily related to discretionary maintenance.
    Management and royalty fees were $11 million for the three months ended September 30, 2020 as compared to $22 million for the three months ended September 30, 2019, a decrease of $11 million, due to decreased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.
Corporate general and administrative expenses were $7 million for the three months ended September 30, 2020 as compared to $9 million for the three months ended September 30, 2019, a decrease of $2 million, primarily due to decreased legal and professional services fees in 2020.
Depreciation and amortization expenses were $39 million for the three months ended September 30, 2020 as compared to $47 million for the three months ended September 30, 2019, a decrease of $8 million. The decrease was primarily the result of the effects of hotel sales and impairment charges which have reduced our depreciable cost basis.
Gain on sales of real estate was $27 million for the three months ended September 30, 2020 as a result of the sale of 20 properties. We had $14 million gain on sales of real estate for the three months ended September 30, 2019, as the result of the sale of 18 properties.
Interest expense was $9 million for the three months ended September 30, 2020 as compared to $17 million for the three months ended September 30, 2019, a decrease of $8 million. The decrease was primarily due to lower borrowings on our CMBS Facility due to the repayment of outstanding principal in connection with hotel sales. The interest rate and the amount outstanding on our CMBS Facility was 2.94% and $767 million, respectively, as of September 30, 2020, compared to 4.77% and $973 million, respectively, as of September 30, 2019. These decreases were partially offset by increased interest expense related to our Revolving Facility during the three months ended September 30, 2020. As of September 30, 2020, the balance of our Revolving Facility was $100 million. We had no outstanding principal balance on our Revolving Facility during 2019.

Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019

Revenues
    Room revenues for the nine months ended September 30, 2020 were $318 million as compared to $629 million for the nine months ended September 30, 2019, a decrease of $311 million or 49.4%. The decrease was primarily driven by lower RevPAR at our comparable hotels of 42.7% for the nine months ended September 30, 2020 primarily due to lower demand due to the COVID-19 pandemic and travel restrictions put in place by local government and public health authorities. Early in 2020, primarily in the second quarter, we were not accepting reservations at up to 30 of our hotels. As of September 30, 2020, all of these hotels were accepting reservations. Revenues were also affected by the continued impact of the second quarter 2019 Wyndham revenue platform conversion. Wyndham has agreed to provide enhanced revenue tools, systems and processes. The implementation work is underway and is required under the Wyndham Settlement to be completed by no later than the end of 2020.
    The remaining decline in revenues was primarily due to the sales of our non-core hotels. During the nine months ended September 30, 2020, we sold 50 operating hotels and one hotel was disposed by returning the property to the ground lessor at the end of the lease term. We sold 42 operating properties in 2019. These sold or disposed properties contributed $21 million in revenue for the nine months ended September 30, 2020, as compared to $117 million for the nine months ended September 30, 2019, a decrease of $96 million. As we continue to execute our non-core disposition strategy, we expect further decreases in revenue compared to prior periods due to hotel sales.

The following table summarizes our key operating statistics for our Comparable Hotels for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Occupancy	47.9%	69.0%
ADR	$78.07	$94.52
RevPAR	$37.38	$65.25
Operating expenses
    Rooms expense was $171 million for the nine months ended September 30, 2020 as compared to $294 million for the nine months ended September 30, 2019, a decrease of $123 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place as a result of the COVID-19 pandemic. These cost reductions primarily relate to housekeeping labor, consumable supplies and travel agency commissions. We may incur additional costs in future periods, such as staff re-hiring costs, cleaning costs, and additional hygiene costs due to increased occupancy, increased operating requirements or other factors. Such increases could be higher than our increases in revenue.
Other departmental and support was $59 million for the nine months ended September 30, 2020 as compared to $93 million for the nine months ended September 30, 2019, a decrease of $34 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place as a result of the COVID-19 pandemic, primarily related to discretionary maintenance.
    Management and royalty fees were $32 million for the nine months ended September 30, 2020 as compared to $64 million for the nine months ended September 30, 2019, a decrease of $32 million due to decreased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.
Corporate general and administrative expenses were $21 million for the nine months ended September 30, 2020 as compared to $31 million for the nine months ended September 30, 2019 a decrease of $10 million, primarily due to staff reductions in 2019 which resulted in lower payroll related expenses in 2020. In connection with the 2019 staff reductions, we incurred $6 million of severance expense in 2019 that we did not have in the current period.
    Depreciation and amortization expenses were $121 million for the nine months ended September 30, 2020 as compared to $137 million for the nine months ended September 30, 2019, a decrease of $16 million. The decrease was primarily the result of the effects of hotel sales and impairment cost basis adjustments.
Impairment loss was $54 million for the nine months ended September 30, 2020 due to lower valuation of certain of our properties related to the ongoing impact of the COVID-19 pandemic on the lodging industry and final disposal costs related to a property previously impaired in 2019. We had no impairment loss for the nine months ended September 30, 2019.
    Gain on sales of real estate was $59 million for the nine months ended September 30, 2020 as a result of the sale of 50 hotels. We had gain on sales of real estate of $16 million for the nine months ended September 30, 2019 as the result of the sale of 24 properties.
Interest expense was $35 million for the nine months ended September 30, 2020 as compared to $53 million for the nine months ended September 30, 2019, a decrease of $18 million. The decrease was primarily due to lower borrowings on our CMBS Facility due to the repayment of outstanding principal in connection with hotel sales. The interest rate and the amount outstanding on our CMBS Facility was 2.94% and $767 million, respectively, as of September 30, 2020, compared to 4.77% and $973 million, respectively, as of September 30, 2019. These decreases were partially offset by increased interest expense related to our Revolving Facility during the nine months ended September 30, 2020. As of September 30, 2020, the balance of our Revolving Facility was $100 million. We had no outstanding principal balance on our Revolving Facility during 2019.

Cash Flow Analysis
Nine months ended September 30, 2020 as compared to nine months ended September 30, 2019
Operating activities
    Net cash used in operating activities was $21 million for the nine months ended September 30, 2020, as compared to net cash provided by operating activities of $94 million for the nine months ended September 30, 2019, a decrease of $115 million primarily related to decreased cash inflows from operations in 2020 as compared to 2019. This decrease is similar to the $120 million decrease in our Hotel Adjusted EBITDAre from $142 million for the nine months ended September 30, 2019 to $22 million for the nine months ended September 30, 2020 discussed above.
Investing activities
    Net cash provided by investing activities during the nine months ended September 30, 2020 was $188 million, as compared to $38 million net cash provided by investing activities for the nine months ended September 30, 2019. The $150 million increase in cash provided by investing activities was primarily attributable to a $119 million increase in proceeds from the sale of real estate and a $43 million decrease in capital expenditures, partially offset by escrow payments.

Financing activities

    Net cash used in financing activities during the nine months ended September 30, 2020 was $87 million as compared to $136 million used in financing activities during the nine months ended September 30, 2019. The $49 million decrease in cash used in financing activities was primarily due to an increase of net proceeds from debt, net of debt repayments and a reduction in purchases of common stock. In 2020, we drew $110 million on our Revolving Facility. Our debt repayments primarily related to use of real estate sale proceeds used to partially retire our CMBS debt, as well as $10 million of repayments on the Revolving Facility. To the extent we continue disposing of real estate assets as a part of our property strategy review, we expect debt repayments to be a significant use of cash flow in financing activities. We have currently suspended our common stock dividend and purchases of common stock for the near term.

Liquidity and Capital Resources
Overview
    As of September 30, 2020, we had total cash and cash equivalents of $180 million, which is our current primary source of liquidity. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels and other purchase commitments, primarily related to prior years’ storm and other casualty damages. In connection with our May 2020 amendment to our Revolving Facility, we are restricted from additional draws and require consent from the Revolving Facility lenders to incur certain other indebtedness. We are pursuing sales of our non-core hotels; however, under our existing debt agreements, we expect that substantially all net sales proceeds would be used to pay down principal.
Any net operating cash flow from our hotel properties and any remaining net sales proceeds from hotel sales are subject to the Revolving Facility cash trap. As of the September 30, 2020 calculation date, we were below the CMBS Facility cash trap Debt Yield threshold for the second consecutive quarter, and we expect therefore to be subject to a CMBS Facility cash trap beginning in November 2020. Accordingly, each of the cash traps impose restrictions on our use of cash, which, so long as there is no continuing event of default, generally allow for payment of any operating expenses, emergency repairs and/or life safety issues, capital expenditures (after application of any amounts then held in reserve), hotel taxes and custodial funds, costs incurred in connection with the purchase of any furniture, fixtures and equipment, costs incurred in connection with the purchase of interest rate caps, voluntary prepayment of the CMBS Facility, certain legal, audit, tax and accounting expenses, certain required REIT distributions, restoration expenses, debt service under the CMBS Facility and the Revolving Facility, fees and costs payable under the CMBS Facility and Revolving Facility, leasing costs, alterations of the properties, payment of shortfalls for required deposits under the CMBS Loans, payments due under ground leases and such other items as reasonably approved by our lenders. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common and preferred stockholders and repurchases of our common stock, would require consent of our lenders. Because our hotel operations were operating at a cash flow deficit beginning in the second quarter of 2020, the cash traps have not had or are not expected to have a substantive effect on our liquidity. As of September 30, 2020, the cash and cash equivalents subject to these cash traps is approximately $34 million, and this amount has not significantly changed as of the date of this filing. However, if we were to begin to generate surplus operating cash from the hotels, such surplus liquidity would be controlled by our lenders for the disbursements noted above. Most uses of that cash for corporate purposes or payments to stockholders would require lender consents. Accordingly, our cash balances represent the critical determinant of our liquidity.
As of September 30, 2020, we had no borrowing availability under the Revolving Facility, and we had cash and cash equivalents of $180 million, of which approximately $146 million is not restricted by the cash traps. We believe that this cash will be adequate to meet anticipated requirements for operating expenses, debt service and other expenditures, including corporate expenses, payroll and related benefits, preferred dividends, legal costs, and purchase commitments under existing operating conditions for the foreseeable future. To the extent that our hotel operations required additional liquidity, we would consider contributing additional funds into the cash traps. If we are unable to refinance the Revolving Facility, we expect that $100 million of this un-trapped cash would be used for principal payments on our Revolving Facility through the maturity date in May 2021.
Our CMBS Facility matures in June 2021 with four one-year extension options remaining. Our Revolving Facility matures in May 2021. Our ability to extend or refinance these debts may be dependent on future operating results and our ability to meet contractual debt service payments and other obligations. If cash flow from our operating activities in insufficient, we may then have to seek other capital sources, which to a large degree will be dependent on the current status of the economy and the economic recovery, particularly in the lodging industry, related to the COVID-19 pandemic.
    As we execute our disposition strategy, we expect to utilize a significant portion of the net sales proceeds to retire our CMBS Facility. Accordingly, the disposition strategy may reduce our outstanding debt but may not be a significant source of immediate liquidity. However, as we reduce our total outstanding debt, we may improve our ability to obtain other capital sources.
Hotel Sales

    In the execution of our disposition strategy, during the nine months ended September 30, 2020, we sold 50 operating hotels for gross sales consideration of $226 million. These properties produced approximately $10 million of Hotel Adjusted EBITDAre in 2019; however, these disposed hotels also incurred approximately $5 million of capital expenditures during 2019. The annual interest savings from the partial debt repayments from these sales, based on interest rates as of September 30, 2020, is estimated at $5 million.

    The provisions of our CMBS Facility require that a portion of, and in certain instances all, net proceeds from a secured hotel sale be applied to the outstanding principal balance. Due to disruptions from the COVID-19 pandemic, beginning in May 2020, all future sales proceeds are required to be applied to pay down debt and accordingly, net sales proceeds will not be a near term source of liquidity. However, as the principal balance is reduced and other factors change over time, particularly if operations improve or lower EBITDA earning hotels are sold, other uses of net disposition proceeds may be available to us. Further, any remaining net sales proceeds after any applicable debt paydowns are currently subject to our Revolving Facility cash trap and are also subject to our CMBS Facility cash trap beginning in November 2020.

    As of September 30, 2020, we have 115 remaining non-core hotels. These hotels are older, have lower RevPAR and higher capital expenditures. We will seek to sell these hotels generally over the next two years. Beginning in the second quarter of 2020, we experienced a slowing in hotel sales due to COVID-19 pandemic disruptions, closing only seven hotel sales for $29 million of gross proceeds during the quarter. In the third quarter, hotel sales activity increased with 20 hotel sales for $97 million in gross proceeds. Sales activity appears to be related to availability of purchaser financing and COVID-19 related government stimulus incentives. The volume and timing of future hotel sales activity could be dependent on the participation by lenders and continuation of these incentive programs. Further, if the effects of the COVID-19 pandemic reduce buyer demand and valuations for hotels, we may decide to defer the disposition of those hotels to a period when sales prices are less impacted.

We believe the completion of our disposition strategy will reposition our hotel portfolio to be more focused on our key markets with younger hotels, higher RevPAR and less capital requirements. However, as we dispose of the non-core hotels we would expect to report decreased revenue and Hotel Adjusted EBITDAre.

Capital Expenditures

    Our capital expenditures are generally paid using cash on hand and cash flows from operations, although other sources discussed herein may also be used.    During the nine months ended September 30, 2020, we invested approximately $18 million in hotel related capital expenditures. Approximately $9 million of these expenditures related to our casualty replacements and repositioning and the remainder primarily related to recurring hotel operations. Capital expenditures for the trailing twelve months related to the 51 hotels sold or disposed during the nine months ended September 30, 2020, were $5 million. During the nine months ended September 30, 2019, we invested $61 million in capital expenditures.

    As of September 30, 2020, we had outstanding commitments under capital expenditure contracts of $19 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. Approximately $16 million of this amount relates to long-term hotel service contracts payable over approximately four years. If cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

    Due to the impact of the COVID-19 pandemic, we are deferring all non-committed, non-essential capital investments and expenditures for 2020, with the exception of life safety or critical operational needs. We believe our near-term capital expenditures will range between $3 million and $6 million for the remainder of the year. As a result of deferring certain of these capital expenditures as a result of the pandemic, we may incur higher levels of capital expenditures in future periods.
Long-term Liquidity

    As of September 30, 2020, we had cash and cash equivalents of $180 million and no borrowing availability under our Revolving Facility. In connection with the amendment to our Revolver Credit Agreement (the “Revolver Credit Agreement Amendment”) in May 2020, we do not expect to have any additional borrowing capacity under our Revolving Facility for the remainder of the Revolving Facility term.

    Pursuant to the Revolver Credit Agreement Amendment, we are required to make payments of accrued interest, and during the period from August to December 2020, monthly payments of $5 million. In the event that our operations do not provide sufficient cash flow, we expect to be able to make these payments from our existing cash on hand. If we are unable to pay those scheduled payments or other monetary payments or were to breach other provisions under the Revolving Facility, the Revolving Facility lenders would have various potential remedies, including demand for payment of all amounts outstanding. As of the date of this filing, all required payments have been made. The Revolver Credit Agreement Amendment also currently requires that we maintain a daily liquidity requirement of $60 million of cash and cash equivalents, as defined. We may satisfy this requirement with trapped and un-trapped cash.

    The CMBS Facility matures in June 2021 with four remaining one-year extension options, and our Revolving Facility matures in May 2021. Since the CMBS Facility extension is not dependent on achieving any financial covenants, we believe these extension options will be available to us at each maturity date. We expect to refinance the Revolving Facility prior to its maturity in May 2021 or utilize our existing cash balances to retire the debt. Given the current uncertainty related to the recovery from the COVID-19 pandemic, the terms of these financings may be on less favorable terms, and equity capital sources, including convertible debt instruments, may be dilutive to existing stockholders. If we are unable to refinance the Revolving Facility, we expect to use our un-trapped cash to retire the Revolving Facility at its maturity in May 2021.

    For all periods the Series A Preferred Stock has been outstanding, we have paid a cash dividend equal to 13% per annum, paid quarterly. If we exceed certain leverage ratios, as defined, or if an event of default occurs (and has not been cured), the dividend rate will be increased to 15% per annum and if we exceed the leverage ratio and are in an uncured event of default, the dividend rate will be increased to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. Because we exceeded the 7.5 to 1.0 leverage ratio noted above at June 30, 2020, the Series A Preferred Stock dividend rate was set at 15% per annum beginning July 1, 2020. The Series A Preferred Stock dividend rate will not return to 13% per annum until our leverage ratio is equal to or less than the applicable leverage ratio and we are not in an uncured event of default as of the last day of a fiscal quarter. The COVID-19 pandemic has caused significant disruptions to our operations, and there can be no assurance that our future operating performance will be adequate for us to continue to pay dividends on the Series A Preferred Stock.

Other than the daily liquidity requirement under our Revolving Facility, the Revolving Facility, CMBS Facility and Series A Preferred Stock do not have financial covenant requirements that would provide rights for the holders to demand payment of the outstanding amounts due to covenant or financial metric requirements. However, as discussed above, failure to meet certain financial metric requirements will result in cash traps, increased dividend rate or increased amounts of hotel sales proceeds to be used to pay down outstanding debt.

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

    We paid cash common stock dividends for the nine months ended September 30, 2020 of $22 million, related to our fourth quarter 2019 dividend and our first quarter 2020 dividend. Due to the impact of the COVID-19 pandemic on our operating cash flow, we have suspended our common stock dividend for the remainder of the year ending December 31, 2020. In addition, the Revolver Credit Agreement Amendment restricts our ability to pay cash dividends on our common stock, except in circumstances when such dividends are required to maintain our REIT tax status. Our board of directors will reassess at the end of the year the common dividend amount, if any, that will be declared and paid for 2020.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Item 1A.    Risk Factors

    For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) related notes.

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

COREPOINT LODGING INC.
(Registrant)

Date:	November 5, 2020	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2020	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)