Form 10-K
period 2020-12-31
CorePoint Lodging Inc.
filed 2021-03-12
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $164 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).
The number of shares of common stock outstanding on February 26, 2021 was 58,000,934.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The registrant intends to file such definitive proxy statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year.

COREPOINT LODGING INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2020

Forward-Looking Statements and Risk Factor Summary
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
    Factors that may cause our actual results to differ materially from the forward-looking statements include without limitation the factors disclosed under the sections entitled “Part I-Item 1A. Risk Factors” and “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and summarized below under “Risk Factor Summary”. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.
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
Risk Factor Summary
The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Part I - Item 1A. Risk Factors” in this report.

•the duration and severity of governmental, business, and individual responses to the novel coronavirus (“COVID-19”) pandemic is uncertain and could continue to have negative effects on our operations, liquidity, access to capital, compliance with the agreements governing our indebtedness and our ability to operate as a going concern;

•we could experience increased operating expenses resulting from the COVID-19 pandemic, including costs related to suspending and then resuming operations at hotels, increased cleaning due to regulatory requirements or traveler preferences, additional health and safety supplies, furloughing, re-hiring and retaining staff and increases in customer acquisition initiatives and marketing;

•our business may be materially adversely affected if COVID-19 vaccines are ineffective or cause side effects, or there are delays in the distribution of the vaccines or a general lack of acceptance by consumers of the vaccine such that the overall economy, and the hospitality business in particular, does not fully return to levels experienced prior to the pandemic or requires an extended period to reach those levels;
•we may be unable to access certain cash to meet our business or operating objectives during lender imposed cash traps;
•we may be unable to execute our non-core hotel disposition strategy on satisfactory terms or in a timely manner;

•we are subject to the business and financial risks inherent to the lodging industry, including without limitation, operating requirements and adverse trends and preferences in consumer and business travel which are not consistent with our current business model and other hospitality services and require significant investment in order for us to remain competitive and grow our business, any of which could reduce our profits, the value of our properties and our ability to make distributions and limit opportunities for growth;
•macroeconomic and other factors beyond our control could adversely affect and reduce lodging demand;
•contraction in the United States and global economy or low levels of economic growth due to COVID-19 or other macroeconomic effects, including adverse effects related to reduced conventions, sporting events, concerts, school related and other event-driven travel could adversely affect our revenue and profitability business models as well as limit or slow our future growth;
•the geographic concentration of our hotels exposes our business to the effects of regional events and occurrences, such as the February 2021 winter storm in Texas, economies, regulations and labor and operating costs;
•our hotels operate in a highly competitive industry;
•our hotels are concentrated in the La Quinta brand and any deterioration in the quality or reputation of the La Quinta brand or our relationship with the La Quinta brand could have an adverse effect on our financial condition or results of operations;
•we are dependent on the performance of LQ Management L.L.C. (“LQM”) and other future third-party hotel managers and could be materially and adversely affected if LQM or such other third-party hotel managers do not properly manage our hotels or otherwise act in our best interests;
•if we are unable to maintain good relationships with LQM, La Quinta Franchising LLC (“LQ Franchising”) and other third-party hotel managers and franchisors, such hotel managers or franchisors may terminate our management or franchise agreements;
•provisions in our hotel franchise agreements may limit or restrict the sale of our hotels or impose brand standards that could adversely impact our ability to dispose of our hotels and adversely affect our results of operations and profitability;
•our efforts to renovate, develop or redevelop our hotels, including restorations related to property damages, could be delayed or become more expensive which could reduce profits or impair our ability to compete effectively;
•the lodging industry is subject to seasonal and cyclical volatility which may contribute to fluctuations in our financial condition and results of operations;
•severe weather, natural disasters or other events resulting in property damage, increased operating costs or disruption of hotel operations could adversely affect our results of operations and profitability;
•we are exposed to the inherent risks resulting from our investments in real estate, including the relative illiquidity of such investments, which could increase our costs, reduce our profits and limit our ability to respond to market conditions;
•cyber intrusions or data breaches or disruptions of our hotel franchisors’, managers’ or our own information technology systems could materially adversely affect our business;
•the growth of internet reservation channels could adversely affect our business and profitability;
•the growth of single family housing as a competitive alternative to traditional hospitality offerings could adversely affect our business and profitability;
•disruptions to the functioning or transition of the reservation systems, accounting systems or other technology programs, including the upgrades and resulting transitions of those systems or the deferral of system maintenance, for our hotels have in the past had and could in the future have an adverse effect on our business;
•disruptions to our ability to access capital at times and on terms reasonably acceptable to us may adversely affect our business and results of operations;
•a negative outcome in the results of the current or future audits by the Internal Revenue Service (“IRS”) could require us to pay additional taxes;
•stockholder activity may limit our ability to fully utilize our tax net operating loss carryforwards;

•our substantial indebtedness, upcoming maturities and compliance with terms of the agreements governing our existing indebtedness such as debt service payments, liquidity requirements and other financial requirements, as well as related covenant restrictions limiting new indebtedness, certain investments and restricted payments such as paying dividends on or repurchasing common stock, could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy, our industry, our ability to pay dividends and our ability to pay our debts and could expose us to interest rate risk to the extent of our variable rate debt and divert our cash flow from operations to make debt payments;
•if we do not maintain our qualifications as a real estate investment trust for U.S. federal income tax purposes (a “REIT”), we will be taxed as a C corporation and could face a substantial tax liability;
•affiliates of The Blackstone Group Inc. (“Blackstone”) own approximately 30% of our outstanding common stock and Blackstone’s interests may conflict with ours or yours in the future.

PART I

Item 1. Business
Our Company
    CorePoint Lodging Inc., a Maryland corporation, is a publicly traded (NYSE: CPLG) self-administered lodging REIT primarily serving the upper midscale and midscale lodging segments, with a portfolio of select-service hotels located in the United States (“U.S.”).
2020 Highlights

•Net loss of $178 million, or $3.14 per fully diluted share, including a non-cash impairment charge of $54 million for 2020 as compared to a net loss of $212 million, or $3.71 per fully diluted share, including a non-cash impairment charge of $141 million, for 2019.
•Executed proactive cost containment measures in response to the COVID-19 pandemic including reducing staffing levels, eliminating non-essential amenity offerings, minimizing discretionary expenditures at all hotels, and with respect to corporate spending, deferring most non-essential capital investments, suspending our common stock dividends and proactively drawing $110 million from our Revolving Credit Facility to maintain liquidity.
•Operations stabilized, all hotels are open and by the end of the year the portfolio achieved over 75% of pre-pandemic occupancy levels for December 2020 as compared to December 2019, and as of December 31, 2020, we have $143 million of cash and cash equivalents.
•Sold 61 hotels for gross proceeds of $274 million, resulting in a gain on sales of $71 million.
•Reduced outstanding CMBS Facility debt by $196 million.
•Extended the debt maturity of our CMBS Facility and Revolving Credit Facility to June 2021 and May 2021, respectively, and eliminated certain financial covenants on the Revolving Credit Facility through the extended maturity date.
•Paid common stock dividends of $22 million, or $0.40 per share.

Our Properties
    Our portfolio, as of December 31, 2020, consisted of 209 select-service hotels in the U.S. representing approximately 27,800 rooms across 35 states with locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels are wholly owned. We primarily derive our revenues from our hotel operations.

We are a select-service hotel owner, which means that our hotels provide limited amenities and we are focused on providing clean and convenient hotel lodging at lower price points. Our hotels generally offer limited food offerings (such as free buffet style breakfast), free internet access, free parking and a lower average daily rate (“ADR”) than a full-service hotel which may offer restaurants, banquet and meeting facilities, spa services, and other amenities. We believe guests are attracted to select-service hotels given their attractive value proposition.

As a result of the COVID-19 pandemic, we have experienced disruptions to our hotel operations, including restrictions imposed by local authorities, general business shutdowns, temporary suspension of guest reservations and decreased travel demand. These disruptions resulted in operating losses and decreased liquidity beginning in March 2020, and we believe we reached our low point in occupancy and rates in April 2020. As the year progressed, we started to see some recovery with a narrowing of the gap as compared to our 2019 levels of occupancy and rates. While our operations have not returned to pre-pandemic levels, there has not yet been a general double dip to the economy or overall travel demand in the markets we serve.

Many business customers stopped traveling as a result of the COVID-19 pandemic while leisure travel continued in certain areas, which resulted in the proportion of our room revenues attributed to leisure travel increasing during 2020. Leisure travel is strongest in our hotels in “drive-to” locations, conveniently located along interstate highways and in suburban areas. As of December 31, 2020, approximately two-thirds of our hotels were located along interstate highways or in suburban areas, which allows easier access for “drive to” destination travelers. Further, many of our hotel properties have also benefited as a result of providing guests exterior access rooms, which provide minimal or no contact with common areas or lobbies. We have also ceased providing a buffet style breakfast at most of our hotels, which further limits potential exposure for guests. Accordingly, we believe our select-service hotels have generally performed better, with higher occupancy and smaller room rate decreases, than full service hotels during the COVID-19 pandemic. See “Part II -Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of the COVID-19 Pandemic” for additional discussion of the 2020 effects of the COVID-19 pandemic.

The rent potential for a hotel is measured by its ADR and is primarily a factor of its chain scale, location, local demand drivers and competition. Our ADR and occupancy by chain scale groupings commonly used in the lodging industry for the year ended December 31, 2020 are as follows:

	Number of Hotels	ADR	Occupancy
Upscale	3	$122.95	26.9%
Upper midscale	17	$101.39	47.9%
Midscale	112	$80.79	47.7%
Economy	77	$62.39	47.2%
Total	209	$76.73	47.2%

As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or increasing ADR. The cost structure of our typical hotel is more fixed than variable, so as demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. The profits realized by us are generally significantly affected by economic conditions, primarily changes in employment, gross domestic product and inflation. Consequently, in 2020, as a result of the economic impact of the COVID-19 pandemic, our ADR and occupancy decreased as compared to 2019. As discussed below, we expect continued depressed revenue and occupancy metrics during 2021, until travel demand returns once vaccines are available and COVID-19 infection rates decline. We are unable to forecast if or when travel demand will return to 2019 levels.

Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. On an ongoing basis, we evaluate additional capital projects, including expenditures for recurring maintenance as well as improvements and renovations, which are expected to drive higher revenues. As a consequence of the impact of the COVID-19 pandemic on our business, we have deferred most elective, non-life and safety related repairs and improvements. We intend to complete those deferred capital expenditures once operations have stabilized, and we will seek to invest in those hotels that we believe will provide an appropriate return on capital investment and maintain or increase property revenue and gross margin.

Brand Affiliation

    All of our hotels currently operate under the Wyndham Hotels & Resorts, Inc.’s (“Wyndham”) highly recognizable La Quinta brand.  There are over 900 La Quinta hotels worldwide. We believe our properties derive value from their affiliation with the La Quinta brand and benefit from the operational expertise, extensive distribution network, strong commercial engines and additional resources of one of the nation’s largest hotel brands.

    For certain of our hotels, our franchisor may change the hotel brand. As of December 31, 2020, three of our hotels currently operating under the La Quinta brand have been identified that may, in the future, be re-flagged to operate under another Wyndham brand in accordance with our franchise and management agreements.

Our Business, Growth and Financing Strategies
    Our objective is to generate favorable long-term risk adjusted returns for our stockholders through disciplined capital allocation, proactive asset management, maintaining balance sheet strength and enhancing the value of our properties. We intend to pursue this objective through the following strategies:

•Disciplined capital allocation.   We are a pure-play lodging REIT strategically focused on the midscale and upper midscale select-service lodging segments. The midscale and upper midscale segments are among the largest segments of the lodging industry by property count. These midscale hotels have historically generated higher margins than full-service sectors. Midscale hotels have also performed better during economic downturns. We intend to focus on the top metropolitan statistical area (“MSA”) markets, as well as other markets with close proximity to multiple demand generators, such as medical facilities, corporate offices, airports, convention centers, universities and leisure attractions, with a diverse source of potential guests, including corporate, government and leisure travelers. Using these criteria, we have identified 105 hotels which constitute our core hotels. In addition, the midscale and upper midscale select-service lodging segments are highly fragmented. We believe there are opportunities to acquire hotels from smaller owner operators, particularly owners with a higher cost of capital. Such a disciplined acquisition strategy would allow us to expand our presence in target markets and in properties meeting our core hotel criteria, which will also provide diversification over time, including through the acquisition of hotels that are affiliated with other respected hotel brands and operators.

•Portfolio transformation. We have identified non-core hotels which do not meet our growth and return objectives. These include hotels not in our identified key markets or lodging segment and that are older with higher maintenance capital needs.

As of December 31, 2019, we identified 166 hotels as non-core, and as of December 31, 2020, we have sold or disposed of 62 of these non-core hotels. We expect to dispose of the remaining non-core hotels by the end of 2022; however, this period may be extended or shortened depending on market conditions, COVID-19 pandemic status and availability of capital for hotel purchasers. We believe that the execution of this disposition strategy, along with our proactive asset management of our core hotels, will enable us to maintain a geographically diversified portfolio and increase our revenue per available room (“RevPAR”) and gross margins, while reducing the average age of the portfolio and recurring capital expenditures.

•Build and maintain a strong and flexible balance sheet. We seek to build and maintain a strong and flexible balance sheet that will provide us with liquidity to meet our operational and growth needs and support a well-covered dividend over time. As of December 31, 2020, we had cash and cash equivalents of $143 million. As we execute our disposition strategy, we intend to use net proceeds to reduce our debt outstanding. Coupled with realizing a more robust economic recovery, our long-term objective is to reduce our leverage to below 5.0x net debt (total debt less cash and cash equivalents) to Adjusted EBITDAre. (See “Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for definition and discussion of our non-GAAP measures). During 2020, we used $196 million of our net hotel sales proceeds to reduce our CMBS Facility debt. Since the initial funding of our CMBS Facility in 2018, we have reduced our CMBS Facility debt by $310 million. By initially reducing leverage, we believe we will have opportunities to further grow our portfolio, which could include revenue-enhancing improvements or acquisitions. We will also focus on preserving sufficient liquidity with minimal short-dated debt maturities and intend to refinance or extend our existing facilities. In March 2021, we extended the maturity on our Revolving Facility to May 2022.

    In addition, we intend to create value through repositioning select hotels across brands or chain scale segments and exploring adaptive reuse opportunities to ensure our assets achieve their highest and best use. Further, we have a long term focus on maintaining our properties and adapting to evolving customer preferences by making incremental capital expenditures that will provide an acceptable return on investment.

Our Principal Operating Agreements

Management Agreements

    On May 30, 2018, we entered into separate hotel management agreements with LQM, a subsidiary of Wyndham and currently the manager of all of our hotel properties, whereby we pay a fee equal to 5% of total gross revenues, as defined. Our management fee expense for the year ended December 31, 2020 was $20 million.

    LQM generally has sole responsibility for all activities necessary for the operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels.  We have consultative and specified approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel.  We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain employees and other costs that the manager incurs to operate the hotels.  The term of the management agreements is through May 30, 2038, subject to two renewals of five years each, at LQM’s option.  There are penalties for early termination.

Franchise Agreements

    On May 30, 2018, we entered into separate hotel franchise agreements with LQ Franchising, a subsidiary of Wyndham and currently the franchisor of all of our hotel properties, with a term through May 30, 2038. As franchisee, 12 to 24 months prior to initial expiration of the applicable franchise agreement, we have the opportunity to request a renewal term of an additional ten years by notice to the franchisor, payment of a renewal fee and execution of the franchisor’s then current form of franchise agreement.  The franchisor then has 60 days to make a determination whether to renew.  There are also penalties for early termination; however, both we and the franchisor have the option to cancel the franchise agreements in 2033, the 15th year anniversary, with no penalty to either party. Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels.  The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness as well as training of personnel.  In return we are required to operate our hotels consistent with the applicable brand standards.

    Our franchise agreements require that we pay a 5% royalty fee on gross room revenues. Our total royalty expense for the year ended December 31, 2020 was $20 million.

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

    Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years.  These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of December 31, 2020, no such notices have been received; however, approximately 58% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program.

As a result of the impact of the COVID-19 pandemic, our franchisor has waived any brand standards that require capital investment (except for health and safety standards) until January 1, 2021. Our franchisor has also waived the requirement of having the standard buffet style breakfast, and instead, at certain locations and depending on the demand, other offerings such as “grab and go” bags may be available. The removal of the buffet breakfast has allowed us to reduce a portion of our operating expenses during 2020. To date, we do not believe the relief of these brand standards has adversely affected our guest demand. When those brand standards are re-introduced, we will incur additional operating costs as compared to 2020.

    In connection with the sale of a hotel where the buyer is assuming the franchise agreement, the franchise agreements provide certain obligations for the buyer which may affect the terms of our hotel sales. These provisions include the franchisor’s approval of the buyer, transfer fees and capital expenditure assessments to meet the franchisor’s current brand standards.

Ground Leases

    As of December 31, 2020, we maintained ground lease arrangements with third parties for 14 hotel properties that generally contain base rent and contingent rent provisions based upon the respective hotel’s revenues.  Many of these lease agreements contain renewal options at fair market value at the conclusion of the initial lease term.  The initial term maturity dates range from 2022 to 2096.

    Our ground lease rent expense for the year ended December 31, 2020 was approximately $3 million. We are also responsible for property taxes associated with the land parcel. Our ground leases are generally assumable by a hotel buyer in the event of a sale. In certain sale situations, we may be required to guarantee certain performance by the hotel buyer to the ground lessor.

    For certain ground leases, we may choose not to renew the lease. Our current debt agreements require us to exercise any ground lease renewals for properties encumbered by the loan during the term of the debt. For the ground lease related to our Clifton property that matures in 2022, which is not encumbered by our debt, we have been notified that we may not be able to renew the lease. If we decide not to renew a ground lease, or are unable to, this may result in ownership of the property being conveyed to the ground lessor and our paying off the applicable allocated debt principal, if any, and liquidated damages to our franchisor.

Human Capital

    As of December 31, 2020, we had 32 employees, all of whom are full-time employees. We believe relations with our employees are positive. Our human capital resources objectives include attracting and retaining highly motivated, well-qualified employees. Our compensation program is designed to attract, retain and motivate highly qualified employees and executives. We use a mix of competitive salaries and other benefits to attract and retain employees and executives. We believe that our employee relations are good, and we are committed to inclusion and policies and procedures to maintain a safe work environment. The health and safety of our employees is of primary concern. During the COVID-19 pandemic, we have taken significant steps to protect our workforce including but not limited to, working remotely, communicating hygiene and cleaning protocols, and encouraging face-covering usage and social distancing protocols consistent with guidelines issued by federal, state and local law.

    Although not employed by us, our hotels are operated by employees who are employed by our hotel manager, pursuant to our management agreements. Our hotel manager is responsible for hiring and maintaining the labor force at each of our hotels, including setting compensation amounts, benefits and other labor arrangements.  These expenses are generally reimbursed by us under the terms of the relevant management agreement. Accordingly, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor, which may affect our hotel manager’s staffing requirements and overall staffing expenses. As of December 31, 2020, our hotel manager’s employees at two of our hotels were represented by labor unions. We believe relations are positive between our hotel manager and its employees at our hotels.

Competition

    The lodging industry is highly competitive. Our hotels compete with other hotels and other lodging for guests on the basis of several factors, including the attractiveness of the facility, location, room rate, quality of accommodations, public and meeting spaces, brand reputation and the ability to earn and redeem loyalty program points through a global system. Our competition for guests includes hotels and other lodging catering to both consumers and business travelers. Competition is also often specific to the individual markets in which our hotels are located and includes competition from existing and new hotels operated under brands primarily in the midscale and upper midscale select-service segments. Increased competition could have a material adverse effect on the occupancy rate, ADR and RevPAR of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability. We believe our hotels enjoy certain competitive advantages as a result of being flagged with nationally recognized brands, including access to centralized reservation systems and national advertising, marketing and promotional services, strong hotel management expertise and guest loyalty programs. We believe our hotels have also benefited from the select-service nature of our offerings, which may provide less exposure for guests during the COVID-19 pandemic and related travel restrictions. By offering exterior access rooms, convenience to highways for drive-to guests and contactless check-in and check-out, we believe our hotels have achieved higher occupancy than full service or more common area dependent hotels.

    Our principal competitors include hotel operating companies, ownership companies (including other lodging REITs) and national and international hotel brands. We have also seen the emergence of a sharing economy with the increasing availability of online short-term rentals, including single family homes. We face increased competition from providers of less expensive accommodations during periods of economic downturn when leisure and business travelers become more sensitive to room rates. We expect a limited new supply of hotel rooms to come to market in the near term as a result of the COVID-19 pandemic and may even benefit from a net decline in available rooms as competing hotels temporarily or permanently close.

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

Seasonality

    The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. The periods during which our properties experience higher revenues may depend on specific locations and accordingly may vary from property to property. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margin, net earnings and cash provided by operating activities. Additionally, our quarterly results may be seasonally affected by the timing of certain marketing programs or hotel maintenance. In addition, certain of our manager and franchisor fees are based on revenues which, as noted above, vary by season. Further, the impact of disruptions due to the COVID-19 pandemic, the timing of opening of newly constructed or renovated hotels and the timing of any hotel acquisitions or dispositions may cause a variation of revenue and earnings from quarter to quarter. Accordingly, our results for any partial period may not be indicative of our full year results or trends.

    In 2020, the timing of the COVID-19 pandemic resulted in disruptions to our operations during the summer months, which have historically been our peak revenue, profitability and cash flow periods, resulting in lower earnings and cash flow and less liquidity to support operations during the traditionally slower winter months. Due to the fluidity of developments with respect to the COVID-19 pandemic, we are not able to accurately project the level of operations for the 2021 spring and summer seasons or when we will achieve pre-pandemic operating levels.

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

REIT Qualification

    We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To qualify as a REIT, we must continually satisfy requirements related to, among other things, the real estate qualification of sources of our income, the real estate composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders; however, our taxable REIT subsidiaries (our “TRSs”) are subject to U.S. federal, state and local income taxes, and we may be subject to state and local taxes. To comply with REIT requirements, we may need to forgo otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.
    We intend to continue to make distributions to our stockholders in amounts that meet or exceed the requirements to qualify and maintain our qualification as a REIT and to avoid corporate level taxation. Prior to making any distributions for U.S. federal tax purposes or otherwise, we must first satisfy our operating and debt service obligations. Although we currently anticipate that our estimated cash available for distribution will exceed the annual distribution requirements applicable to REITs to avoid corporate level taxation, it is possible that it would be necessary to utilize cash reserves, delay certain capital investments, liquidate assets at unfavorable prices or incur additional indebtedness in order to make required distributions.

During 2020, due to the effects of the COVID-19 pandemic on our operations and our resulting taxable income, we were not required to make any distributions to maintain our REIT qualifications. All of our 2020 distributions to our stockholders were classified under the Internal Revenue Code of 1986, as amended (the “Code”) as a return of capital. Our REIT’s net operating losses may reduce our requirements to make distributions to our stockholders to maintain our REIT status.

Regulation

    The lodging industry is subject to extensive federal, state and local governmental regulations in the U.S., including those relating to hospitality ordinances, data security, health and safety, building codes and zoning requirements. Further, in response to the COVID-19 pandemic, certain state and local authorities have issued regulations concerning disinfecting common areas, reporting of known COVID-19 infections and other health measures, while other governmental entities are considering additional health regulations. Also in connection with COVID-19 economic relief measures, the U.S. Congress is considering, among other actions, legislation increasing the national minimum wages. The full scope of these measures is still being determined and consequently, the compliance cost and the changes to our business model that may be required are still not known.

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

    Due to the combination of storm related claims and COVID-19 exposures generally experienced by the lodging industry, coupled with the older age of our hotels, we have experienced increased premiums, escrows and retention requirements from insurance carriers. This has resulted in increases in operating expenses and loss mitigation capital expenditures and more self-insurance loss claims during 2020, and we expect these trends to continue in the coming year. Some of these payments may result from our obligation to reimburse our manager under our management agreements.

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

Risks Related to the Ongoing Covid-19 Pandemic

The ongoing COVID-19 pandemic has caused severe disruptions in the U.S. and global economy and to our business and is expected to continue to adversely impact our business at least for the near term. The overall impact on our business, operating results, cash flows and/or financial condition has been and may continue to be material.

    In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. The WHO has characterized COVID-19 as a pandemic. The COVID-19 pandemic has spread to over 200 countries and territories, including the U. S., and has spread to every state in the U.S. and has adversely affected global economies, financial markets and the overall environment for our business. Until vaccines are successfully deployed to a sufficient percentage of the population, the COVID-19 pandemic could continue to have an adverse impact on economic and market conditions and has triggered a period of global economic slowdown. The extent to which it may impact our future results of operations and overall financial performance remains uncertain; however, we expect such impact to be material.

    The scale and scope of the COVID-19 pandemic has heightened the potential adverse effects on our business, operating results, cash flows and/or financial condition described in the other risk factors contained herein, including the impact of:

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

•increases in operating costs, including for cleaning, adjusting and rehiring staff, marketing and customer acquisition and retention;

•higher health standards, disinfection, tracing requirements, reporting of infections;

•temporary suspensions of guest reservations, decreasing our revenues;

•decreased demand and reduced availability of buyer financing in executing our non-core disposition strategy;

•the capital intensity of our business;

•the imposition of lender cash traps and minimum liquidity requirements by lenders affecting our access to operating liquidity;

•reductions in our ability to maintain or improve our portfolio or act in accordance with applicable brand standards;

•reduction in the availability of financing and other liquidity sources; and

•changes to estimates or projections used to assess the fair value of our assets, or operating results that are lower than our current estimates at certain properties, which has caused, and may continue to cause, us to incur additional impairment charges that could adversely affect our results of operations.

    In addition, the COVID-19 pandemic has adversely impacted our business and financial condition in other areas, including: the ability of potential hotel purchasers to (i) review assets that we are seeking to dispose pursuant to our non-core disposition strategy, in affected areas as a result of quarantines, restrictions on travel, shelter in place rules, restrictions on types of businesses that may continue to operate and/or restrictions on types of construction projects that may continue or (ii) obtain financing for the purchase of such assets, either of which could result in discounts to our sales prices, less favorable terms and delays in completing our non-core disposition program, our ability to make payments on our indebtedness, our ability to fund planned capital expenditures and our ability to make distributions to our stockholders.

If, due to the impact of the COVID-19 pandemic, we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital (to the extent permitted under the agreements governing our indebtedness and other contractual or other obligations).

    Beginning in late March 2020, up to 30 of our hotels were temporarily not accepting transient guests or most other reservations due to the impact of the COVID-19 pandemic. Each of these hotels resumed accepting transient guests and reservations by August 2020. Because our hotels are located in the U.S., the COVID-19 pandemic will impact our hotels to the extent that its spread within the U.S. continues to limit occupancy, increases the cost of operation or necessitates the closure of certain properties.

    The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions, the effectiveness of vaccines and national, state, and local governments’ ability to effectively distribute such vaccines and the impact of these and other factors on our hotel operations. Currently, certain cities are experiencing increased COVID-19 infection rates, which may lead to new or expanded restrictions on businesses and travelers.

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

    Our business is subject to a number of business, financial and operating risks inherent to the lodging industry, including:

•significant competition from other lodging businesses and hospitality providers in the markets in which our properties are located;

•changes in operating costs, including energy, food, compensation, benefits, insurance and unanticipated costs resulting from force majeure events;

•increases in costs due to inflation or other factors that may not be fully offset by price or other revenue increases in our business;

•changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•the costs and administrative burdens associated with complying with applicable laws and regulations;

•the costs or desirability of complying with local practices and customs;

•significant increases in cost for health care coverage for employees, including employees of third-party hotel managers, and potential government regulation with respect to health coverage, such as costs associated with compliance with the requirements of the Patient Protection and Affordable Care Act;

•shortages of labor or labor disruptions;

•significant increases in insurance expenses, self-retained losses and loss mitigation capital expenditures;

•the availability and cost of capital necessary to fund investments, capital expenditures and service debt obligations;

•delays in, or cancellations of, planned or future development or renovation projects;

•the quality of services provided by LQM or any other future third-party hotel managers;

•the financial condition of LQM or any other future third-party hotel managers, developers and joint venture partners;

•relationships with LQM or any other future third-party hotel managers, developers and joint venture partners, including the risk that LQM, LQ Franchising or any other third-party hotel managers or franchisors may terminate our management or franchise agreements and joint venture partners may terminate joint venture agreements;

•changes in desirability of particular geographic locations;

•changes in lodging preferences and travel patterns of potential guests of our properties and geographic concentration of our portfolio;

•changes in the supply and demand for hotel services;

•decreases in business travel that may result from improvements to the alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks or from pandemics or outbreaks of contagious disease;

•the ability of third-party internet and other travel intermediaries to attract and retain guests;

•the availability of debt and equity capital on satisfactory terms; and

•increased competition and changes in terms for the disposition and acquisition of hotel investments.

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

    Macroeconomic and other factors beyond our control can reduce demand for our lodging products and services, including demand for rooms at our hotels. These factors include, but are not limited to:

•changes in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

•war, political conditions or civil unrest, violence or terrorist activities or threats and heightened travel security measures instituted in response to these events;

•pandemics or outbreaks of contagious diseases, such as COVID-19, Zika virus, measles, Ebola, legionella bacteria, avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine flu);

•natural or man-made disasters, such as hurricanes, fires, earthquakes, tsunamis, tornadoes, typhoons, floods, oil spills and nuclear incidents;

•decreased corporate or government travel-related budgets and spending and cancellations, deferrals or renegotiations of group business;

•low consumer confidence, high levels of unemployment or depressed real estate prices;

•the financial condition and general business condition of the airline, automotive and other transportation-related industries and its impact on travel;

•decreased airline capacities and routes;

•travel-related accidents;

•oil prices and travel costs;

•statements, actions or interventions by governmental officials related to travel and corporate travel-related activities and the resulting negative public perception of such travel and activities;

•governmental action, regulations and legislation, as well as political debate, conflicts and compromises related to such actions, to the extent that they negatively impact our operating costs, the financial markets and consumer confidence and spending or adversely impact the U.S. economy or international travel;

•cyber-attacks;

•climate change and resource scarcity, such as water and energy scarcity;

•domestic and international political and geopolitical conditions including tariffs, sanctions and boycotts; and

•cyclical over-building in the hotel and lodging industries.

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

    Although we have hotels located in 35 U.S. states as of December 31, 2020, a significant concentration of our hotels is located in three states. Specifically, as of December 31, 2020, approximately 49% of hotels in our portfolio were located in Texas, Florida and California. The concentration of hotels in one region or a limited number of markets may expose us to risks of adverse economic developments that are greater than if our portfolio were more geographically diverse. These economic developments include regional economic downturns, significant increases in the number of our competitors’ hotels in these markets and potentially higher local property, sales and income taxes in the geographic markets in which we are concentrated. For example, the downturn in the oil and gas industry significantly affected demand in certain markets in Texas, such as Houston and South and West Texas, materially adversely affecting our business in those markets, and a further decline could further adversely affect our business in those markets. In addition, our hotels are subject to the effects of adverse acts of nature, such as winter storms, hurricanes, hail storms, strong winds, fires, earthquakes and tornadoes, which have in the past caused damage such as flooding and other damage to our hotels in specific geographic locations, including in the Texas, Florida and California markets. Depending on the severity of these acts of nature, the damage to our hotels could require us to close all or substantially all of our hotels in one or more markets for a period of time while the necessary repairs and renovations, as applicable, are undertaken. State and local government imposed restrictions in response to pandemics or outbreaks of contagious disease could also adversely affect our business in jurisdictions where such restrictions are in effect. Additionally, we cannot assure you that the amount of our hurricane, windstorm, earthquake, flood, business interruption or other casualty insurance we maintain would entirely cover damages caused by any such event.

    As a result of our geographic concentration of hotels, we will face a greater risk of a negative impact on our revenues in the event these areas are more severely impacted by adverse economic, social and competitive conditions and extreme weather than other areas in the U.S.

Our hotels operate and we compete for acquisitions in a highly competitive industry.

    The lodging industry is highly competitive. Our principal competitors include hotel operating companies, ownership companies (including other lodging REITs) and national and international hotel brands.  We face increased competition from providers of less expensive accommodations during periods of economic downturn as leisure and business travelers become more sensitive to room rates.  Our hotels generally operate in chain scales that contain numerous competitors, including a wide range of lodging facilities offering full-service, select-service and all-suite lodging options. Hotels in other chain scales, such as full-service hotels, may lower their rates to a level comparable to those of select-service hotels such as ours that, in turn, may further increase competitive pressure in our segments. Our hotels generally compete for guests on the basis of several factors, including the attractiveness of the facility, location, room rates, quality of accommodations, public and meeting spaces, brand reputation and the ability to earn and redeem loyalty program points through a global system.  We have also seen the emergence of a sharing economy with the increasing availability of online short-term rentals, including single family homes. Additionally, an increasing supply of hotel rooms in our hotels’ chain scales, and consolidations in the lodging industry generally, have resulted in the creation of several large, multi-branded hotel chains with diversified operations and greater marketing and financial resources than we or our hotels have, which has increased competition for guests in the segments in which our hotels operate. If we are unable to compete successfully for hotel guests, our revenues or profits may decline.

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

    All of our properties currently utilize the La Quinta brand, and we have entered into management and franchise agreements with LQM and LQ Franchising, respectively, to manage and franchise all of our owned properties. As a result, the success of our hotels and their ability to attract and retain guests depends on brand recognition and reputation, including the consistency of the La Quinta brand experience amongst our portfolio of hotels. We cannot assure you that the prior performance of our hotels will be indicative of future results or that competition from other brands will not adversely affect our market position or financial performance.

    In addition, the brand recognition and support that provide much of the basis for the successful operation of our hotels can also mean that changes or problems with the La Quinta brand (e.g., integration challenges relating to the acquisition by Wyndham Worldwide Corporation (“Wyndham Worldwide”) of the La Quinta brand, changes in management practices, or acts or omissions that adversely affect our business) can have a substantial negative impact on the operations of our hotels and can cause a loss of consumer confidence in La Quinta hotels or otherwise result in reduced bookings at our hotels. For example, we have seen negative effects on our revenues following the systems migration to the Wyndham platform effected in the second quarter of 2019 which we believe are due to, among other things, modifications LQM made to our revenue management software and tools, call center customer interface technology and the administration of corporate and group bookings. If modifications or enhancements for such systems, software and tools and other processes, developed pursuant to the settlement we entered into with our hotel manager in October 2019 to resolve our claims of several events of default under the management agreements relating to all of our wholly owned properties (the “Wyndham Settlement”), do not prove to be effective or if we experience further integration challenges, our financial condition and results of operations could be further negatively impacted.

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

    In order for us to continue to qualify as a REIT, with limited exceptions, third parties must operate our hotels. We lease all but one of our hotels to our TRS lessees. Our TRS lessees, in turn, have entered into management agreements with LQM to operate our hotels. We could be materially and adversely affected if LQM or any other future third-party hotel manager fails to provide quality services and amenities, fails to maintain a quality brand name or otherwise fails to manage our hotels in our best interests, and can be financially responsible for the actions and inactions of our third-party hotel managers pursuant to our management agreements. For example, in connection with the systems migration to the Wyndham platform effected in the second quarter of 2019, key proprietary revenue management software and tools and other processes were modified. We believe these modifications and other problems relating to implementation of the transition of our hotels in LQM’s platform had a negative effect on our business and if further modifications or enhancements for such software and tools, and other processes developed by LQM are ineffective, or LQM otherwise fails to manage our hotels effectively, our results of operations will be further negatively impacted.

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

    From time to time, disputes may arise between us, LQM and/or any other future third-party hotel manager regarding their performance or compliance with the terms of the hotel management agreements, which in turn could adversely affect our results of operations or could make us liable to them or result in significant litigation costs or other expenses. For example, on July 30, 2019 and August 14, 2019, we gave notice to LQM of several events of default under the management agreements relating to all of our wholly owned properties, and on October 18, 2019, we entered into the Wyndham Settlement in order to resolve all such claims. If we are unable to reach a satisfactory resolution of any future dispute with LQM and/or any other future third-party hotel manager through discussions and negotiations, we or the relevant third-party hotel manager may choose to pursue legal resolution, the outcome of which may be unfavorable to us. Any such dispute could be very expensive for us, even if the outcome is ultimately in our favor. Pursuant to the hotel management agreements we entered into with LQM, we do not have the option of exploring other potentially more favorable judicial procedures to litigate any such dispute. Furthermore, the management agreements have initial terms of 20 years with two additional five-year renewal periods at manager’s option and we may terminate the management agreements only upon an event of default by the applicable third-party hotel manager, a sale of the property or the relevant manager’s failure of certain performance tests which, if disputed, are subject to legal action.

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

    Certain of our hotel franchise agreements with LQ Franchising contain provisions that limit or restrict our ability to sell a hotel. Although in connection with the Wyndham Settlement, our franchise agreements were amended to limit the criteria for LQ Franchising’s approval of asset sales, generally, we may not agree to sell, lease or otherwise transfer a particular hotel unless agreed criteria are met or LQ Franchising otherwise approves the transfer pursuant to the applicable franchise agreement. In addition, we could be liable for significant liquidated damages in connection with the termination of such franchise agreement or continue to be obligated under any guarantee contained in the applicable franchise agreement in connection with any approved transfer. As a result, selling or transferring certain of our hotels may be less advantageous than it otherwise may have been, or we may be prohibited from taking actions that would otherwise be in our and our stockholders’ best interests. In addition, LQ Franchising may have a conflict that results in LQ Franchising’s declining to approve a transfer that would be in our and our stockholders’ best interests.

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

    Our strategy includes maintenance and renovation of our hotels and may include redevelopment, development and conversion of hotels, which is subject to a number of risks, including:

•the inability to obtain financing upon favorable terms or at all;

•construction delays or cost overruns (including labor and materials) that may increase project costs;

•lack of availability of rooms for revenue-generating activities during construction, modernization or renovation projects;

•changes in economic conditions that may result in weakened or lack of demand for improvements that we make or negative project returns for improvements that we make;

•obtaining zoning, occupancy, and other required permits or authorizations;

•governmental restrictions on the size or kind of development;

•volatility in the debt and capital markets that may limit our ability to raise capital for projects or improvements;

•force majeure events, including earthquakes, tornadoes, hurricanes, floods or tsunamis, or acts of terrorism; and

•design defects that could increase costs.

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

    Many of the expenses associated with owning hotels, such as debt-service payments, property taxes, insurance, utilities and corporate employee wages and benefits, as well as expenses related to being an independent public company, are relatively inflexible. They do not necessarily decrease in tandem with a reduction in revenue at the hotels, or in the case of our expenses as a public company, decrease in tandem with the number of hotels we own, and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. In addition, some of our third-party ground leases require periodic increases in ground rent payments. Our ability to pay these rents could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

    As of December 31, 2020, our hotels had an average age of 30 years. For these hotels to remain attractive and competitive, to mitigate repairs and to optimize operating performance, we have to make periodic investments to keep these hotels well maintained, modernized and refurbished. This creates an ongoing need for capital. We may be unable to access capital or unwilling to spend available capital when necessary. For example, in 2020, in response to the revenue decline we experienced due to the COVID-19 pandemic, we deferred all non-essential capital expenditures. In addition, we are required to make distributions to our stockholders in accordance with our distribution policy as a REIT which may limit the capital available for us to invest in our hotels.  To the extent that we cannot fund expenditures from cash generated by the operation of our properties, funds must be borrowed or otherwise obtained, which may be difficult to obtain. Failure to make the investments necessary to maintain or improve our portfolio or act in accordance with applicable brand standards could adversely affect the profitability and market value of our properties.

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

    Additionally, real estate ownership is subject to other risks, including:

•governmental regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;

•loss in value or functionality, or unanticipated liabilities, due to environmental conditions, local market or neighborhood conditions, governmental takings, uninsured casualties or restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations and other governmental and regulatory action;

•changes in tax laws and property taxes, even if the hotel level cash flows remain the same or decrease;

•increased potential civil liability for accidents or other occurrences in hotels;

•the ongoing need for owner funded capital improvements and expenditures to maintain or upgrade hotels;

•periodic total or partial closures due to renovations and hotel improvements;

•risks associated with mortgage debt, including the possibility of default, fluctuating interest rate levels and uncertainties in the availability of replacement financing;

•risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;

•changes in customer demand due to local or national economic conditions, travel needs and alternatives, and social dislocations, including pandemics;

•acts of God, including hurricanes, fires, earthquakes, floods, winter storms and other natural disasters, or pandemics or outbreaks of contagious diseases that may result in uninsured losses, including property value losses caused by nearby events even if our hotels are completely undamaged;

•changes in terms of property insurance, including deductions, loss exclusions, regulatory and lender requirements and increased premium costs;

•fluctuations in real estate values or potential impairments in the value of our assets;

•maintaining tenants for leased properties; and

•contingent liabilities that exist after we have exited a property.

    Any of the foregoing risks could increase our costs, reduce our profits and the value of our properties and limit our ability to respond to market conditions.

We face various risks posed by our disposition activities as well as our acquisition, redevelopment, repositioning, renovation and re-branding activities.

    We have recently disposed of a number of hotels that we did not believe met our long-term investment criteria and we have identified non-core hotels for future disposition. There can be no assurances that we will be able to recover the current carrying amount of our investments, and in some circumstances, sales of hotels or other assets may result in additional impairment expenses or other losses. Upon sales of hotels or assets, we may become subject to contractual indemnity or termination obligations, incur unusual or extraordinary distribution requirements or material tax liabilities or, as a result of required debt repayment, face a shortage of liquidity. Current disruptions in the global markets resulting from the COVID-19 pandemic has limited and may continue to limit the availability of liquidity for us and for prospective purchasers of our hotels and has and could continue to result in prospective purchasers terminating contracts to purchase hotels prior to closing. There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results.

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

    We are also obligated to re-flag certain hotels currently operating under the La Quinta brand due to the completion of nearby hotels in La Quinta’s franchisee pipeline. Such rebranding, which may affect three of our hotels, may mean that our hotels are rebranded as a less profitable brand.

    In addition, newly acquired, redeveloped, renovated, repositioned or re-branded hotels may fail to perform as expected and the costs necessary to bring such hotels up to applicable brand standards may exceed our expectations, which may result in the hotels’ failure to achieve projected returns.

    These activities could pose the following risks to our ongoing operations:

•we may abandon such activities and may be unable to recover expenses already incurred in connection with exploring such opportunities;

•management attention may be diverted by our disposition, acquisition, redevelopment, repositioning or re-branding activities, which in some cases may turn out to be less compatible with our strategy than originally anticipated;

•acquired, redeveloped, renovated or re-branded hotels may not initially be accretive to our results, and we and the third-party hotel managers may not successfully manage newly acquired, renovated, redeveloped, repositioned or re-branded hotels to meet our expectations;

•we may be unable to quickly, effectively and efficiently integrate new acquisitions, particularly acquisitions of portfolios of hotels, into our existing portfolio;

•our redevelopment, repositioning, renovation or re-branding activities may not be completed on schedule, which could result in increased debt service and other costs and lower revenues, and defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a property to be closed during the period required to rectify the defect;

•we may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks;

•we may issue shares of stock or other equity interests in connection with such acquisitions that could dilute the interests of our existing stockholders;

•we may assume various contingent liabilities in connection with such transactions;

•we may divest hotels which will impact our revenue and EBITDA and may yield lower than expected returns or otherwise fail to achieve the benefits we expect;

•we may incur losses on sales or impairment on anticipated sales of properties; and

•the IRS may take the position that we are acting in the capacity of a “dealer” in hotel property which would subject us to a 100% tax on any resultant gain on the disposition of any such hotel properties.

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

    As of December 31, 2020, all of our properties utilize the La Quinta brand. We lease all but one of our hotels to our TRS lessees. Our TRS lessees, in turn, entered into management agreements with LQM to operate our hotels. We may, in the future, rebrand existing properties, acquire properties that operate under other brands and/or engage other third-party hotel managers and franchisors. If we were to lose a brand license, the underlying value of a particular hotel could decline significantly from the loss of associated name recognition, marketing support, participation in guest loyalty programs and the centralized reservation system provided by the franchisor or brand manager, which could require us to recognize an impairment on the hotel. Furthermore, the loss of a franchise agreement for a particular hotel could harm our relationship with the franchisor or brand manager, which could impede our ability to operate other hotels under the same brand, limit our ability to obtain new franchise agreements or brand management agreements from the franchisor or brand in the future on favorable terms, or at all, and cause us to incur significant costs to obtain a new franchise agreement or brand management agreement for the particular hotel. Accordingly, if we lose one or more franchise agreements or brand management agreements, it could materially and adversely affect our results of operations and profitability as well as limit or slow any future growth.

Cyber threats and the risk of data breaches or disruptions of our hotel manager or our own information technology systems could materially adversely affect our business.

    LQM and the La Quinta brand are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information, and we expect that other hotel managers or brands that we may contract with in the future also will be dependent on such networks. These complex networks include reservation systems, hotel management systems, customer databases, call centers, administrative systems and third-party vendor systems. These systems require the collection, retention and transfer of large volumes of personally identifiable information of hotel guests, including credit card numbers.

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

    A significant percentage of hotel rooms for individual guests is booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel sources that compete with our hotels. If bookings continue to shift to higher cost distribution channels, including internet and traditional travel intermediaries and meeting procurement firms, it could materially impact our profits. Bookings through these intermediaries have been increasing. For the year ended December 31, 2020, such bookings represented approximately 33% of the booking channel mix for our Comparable Hotels. As such bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the La Quinta brand, other brands our properties may utilize in the future and management companies. These hospitality intermediaries also may reduce these bookings by de-ranking our hotels in search results on their platforms, and other online providers may divert business away from our hotels. Moreover, hospitality intermediaries generally employ aggressive marketing strategies, including expending significant resources for online and television advertising campaigns to drive consumers to their websites. Further, some of these internet travel intermediaries are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand identification.

    As of December 31, 2020, all of our properties utilize the La Quinta brand. Consumers may develop brand loyalties to the intermediaries’ websites and reservations systems rather than to the La Quinta brand. If this happens, our business and profitability may be significantly harmed. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from La Quinta’s website and increase our hotels’ cost of sales.

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

    The migration of reservation, property management and booking services for our hotels from La Quinta’s reservation property management and booking systems to systems hosted by Wyndham took place in the second quarter of 2019. In connection with the migration, key proprietary revenue management software was modified. We have experienced a negative impact to our revenues as a result of the modification of such software and other problems relating to implementation and transition of our hotels to LQM’s platform. If the modifications or enhancements LQM developed for such software and systems pursuant to the Wyndham Settlement are ineffective, our ability to generate revenues may continue to be negatively impacted.

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

    As of December 31, 2020, 14 of our hotels were either completely or partially on land subject to ground leases. If we are found to be in breach of a ground lease or ground sublease, such ground lease or sublease could be terminated. Assuming that we exercise all available options to extend the terms of our ground leases and ground subleases, all of our ground leases and ground subleases will expire between 2022 and 2096. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease or ground sublease, as applicable, at the time that we exercise such options and/or the time such extension occurs, and we can provide no assurances that we will be able to exercise our options at such time. Furthermore, we can provide no assurances that we will be able to renew our ground leases and ground subleases upon expiration or at satisfactory economic terms. If a ground lease or ground sublease expires or is terminated, we would be unable to derive income from such hotel, which could adversely affect us. We may also be subject to franchise and management early termination fees if the ground lease is not renewed and the affected hotel is no longer operating.

We will not recognize any increase in the value of the land or improvements subject to our ground leases and may only receive a portion of compensation paid in any eminent domain proceeding with respect to the hotel.

    Unless we purchase a fee interest in the land and improvements subject to our ground leases, we will not have any economic interest in the land or improvements at the expiration of our ground leases and therefore we generally will not share in any increase in value of the land or improvements beyond the term of a ground lease, notwithstanding our capital outlay to purchase our interest in the hotel or fund improvements thereon and will lose our right to use the hotel. Furthermore, if a governmental authority seizes a hotel subject to a ground lease under its eminent domain power, we may only be entitled to a portion of any compensation awarded for the seizure. We may also be subject to franchise and management early termination fees if the ground lease is not renewed and the affected hotel is no longer operating.

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

    Ownership of hotels is a capital-intensive business that requires significant capital expenditures to acquire, operate, maintain and renovate properties. To continue to qualify as a REIT, we are required to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain), including taxable income recognized for U.S. federal income tax purposes but with regard to which we do not receive cash. As a result, we must finance our growth, fund debt repayments and fund these significant capital expenditures largely with external sources of capital. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

•price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets;

•changes in market perception of our growth potential, including pandemics or downgrades by rating agencies;

•decreases in our current and estimated future earnings;

•decreases or fluctuations in the market price of our common stock;

•increases in interest rates; and

•the terms of our existing indebtedness.

    Any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth and our financial condition and results of operations. Potential consequences of disruptions in U.S. and global equity and credit markets and, as a result, an inability for us to access external capital at times, and on terms, reasonably acceptable to us could include:

•a need to seek alternative sources of capital with less attractive terms, such as more restrictive covenants and shorter maturity;

•adverse effects on our financial condition and liquidity, and our ability to meet our anticipated requirements for working capital, debt service and capital expenditures;

•higher costs of capital;

•an inability to enter into derivative contracts to hedge risks associated with changes in interest rates and foreign currency exchange rates; or

•an inability to execute on acquisitions.

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

    Certain U.S. laws impose liability for the release of asbestos containing materials into the air or require the removal or containment of asbestos containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to toxic or hazardous substances. Some of our hotels have asbestos containing materials, and with respect to such hotels, we are required to take action as and when required by applicable law. Such laws require that, as owners of buildings containing asbestos, we must (i) properly manage and maintain the asbestos, (ii) notify and train certain personnel regarding the presence of asbestos and the related hazards and (iii) undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on us if we fail to comply with these requirements and may allow third parties to seek recovery for personal injury associated with exposure to asbestos fibers, which could significantly increase our operating costs and reduce our earnings.

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

    We entered into management agreements with LQM to operate each of our hotels. LQM is generally responsible for hiring and maintaining the labor force at each of the hotels they manage. Although we generally do not directly employ or manage personnel at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force. Increased labor costs due to factors like additional taxes or requirements to incur additional employee benefits costs, including the requirements of the Affordable Care Act or any similar health care regulations enacted in the future, may adversely impact our operating costs.  LQM employees at two of our hotels are currently represented by labor unions.  Labor costs at hotels where the workforce is unionized may be particularly challenging and unionization may also hinder the ability of LQM and any other hotel management company that we engage to resolve employment matters and disputes directly with their employees.

    From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations at any of our hotels, negatively impact our reputation or the reputation of our brands, or harm relationships with the labor forces at our hotels. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our hotel managers have collective bargaining agreements with their employees are more highly affected by labor force activities than others. Property values associated with these hotels may also decrease. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our hotel managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the hotel managers and labor unions. We do not have the ability to control the outcome of these negotiations.

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

We have experienced increased premiums and retention requirements from insurance carriers and further historical losses paid by insurance carriers could result in further increases in premiums and deductions.

    Due to the combination of the COVID-19 pandemic and storm related claims generally experienced by the lodging industry coupled with the older age of our hotels and tightened insurance markets, we have experienced increased premiums and retention requirements from insurance carriers. We expect this to result in increases in operating expenses, self-insurance loss claims and loss mitigation capital expenditures. To obtain insurance coverage, carriers could require us to incur capital expenditures to mitigate future losses. Such requirements could reduce our ability to make other investments and reduce future profits.

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

    Our total assets include a substantial amount of long-lived assets, principally hotel related land, property and equipment. We analyze our assets for impairment if events or changes in circumstances indicate that an asset might be impaired. Our evaluation of impairment requires us to make certain estimates and assumptions including projections of our holding period, future results and fair value assessments of our assets. After performing our evaluation for impairment, including an analysis to determine the recoverability of long-lived assets, we will record an impairment loss when the carrying value of the underlying asset, asset group or reporting unit exceeds its fair value. Decisions to divest hotels could result in the requirement to record an impairment charge due to, among other factors, a decrease in the assumed holding period or fair value for the hotel. For example, during 2020 and 2019 we recognized non-cash impairment charges of $54 million and $141 million, respectively, primarily due to lower valuation of certain of our properties related to the ongoing impact of the COVID-19 pandemic on the lodging industry in 2020 and, a reduction in our estimated holding periods and potential sales of hotels in 2019. Future changes in holding periods or other assumptions or divestitures of our hotel investments could result in additional impairment charges. During times of economic distress, declining demand and declining earnings often result in declining asset values. If any impairment losses we recognize are significant, our financial condition and results of operations would be adversely affected.

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

    We are subject to regular audits by federal and state tax authorities, which may result in additional tax liabilities related to prior periods. In 2018, La Quinta Holdings Inc. completed the distribution to its stockholders of all the then-outstanding shares of common stock of CorePoint Lodging Inc. following which we became an independent, self-administered, publicly traded company (the “Spin-Off”). Subsequently, La Quinta Holdings Inc. merged with Wyndham Worldwide. Entities in existence prior to the Spin-Off and transferred to Wyndham Worldwide as a part of the Spin-Off are currently under audit by the IRS for tax years ended December 31, 2010 to 2013. As a part of the Spin-Off, we agreed to indemnify Wyndham for any obligations and expenses arising from these IRS audits, including the legal and accounting defense expenses. In 2014, the IRS commenced a tax audit, primarily related to transfer pricing for internal rents charged by our prior REIT. Subsequently, we have supplied information to the IRS supporting our position. In November of 2019, the IRS issued notices of proposed adjustments (“NOPA,” also known as a 30-Day Letter) proposing a redetermined rent adjustment totaling $138 million attributable to tax years 2010 and 2011, exclusive of penalties and interest. Additionally, the November 2019 NOPA proposed an adjustment resulting in the loss of tax operating loss carryforwards generated in tax years 2006 through 2009. The adjustment to the tax operating loss carryforwards, measured at the tax rates enacted during the year of utilization and exclusive of penalties and interest, is $31million.

    We have responded to the IRS in disagreement with their NOPA and the matter was transferred to the IRS Appeals office in 2020. We believe the IRS transfer pricing methodologies applied in the audits contain flaws and that the IRS proposed tax and adjustments are inconsistent with the U.S. federal tax laws. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of December 31, 2020, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax and/or additional taxes would be imposed on the REIT or its taxable REIT subsidiary related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

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

    We have a significant amount of indebtedness. As of December 31, 2020, our total loan indebtedness was approximately $810 million, and the aggregate liquidation preference of our preferred stock was $15 million. Our substantial debt has had and could continue to have important consequences, including:

•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and distributions to stockholders and to pursue future business opportunities;

•requiring compliance with leverage and interest coverage financial covenants which may affect our availability under our line of credit, access to cash on hand and cash proceeds from the sale of hotels;

•increasing our vulnerability to adverse economic, industry or competitive developments;

•exposing us to increased interest expense, as our degree of leverage may cause the interest rates of any future indebtedness (whether fixed or floating rate interest) to be higher than they would be otherwise;

•exposing us to the risk of increased interest rates because certain of our indebtedness is at variable rates of interest;

•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, could result in an event of default that accelerates our obligation to repay indebtedness;

•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•limiting our ability to obtain additional financing for working capital, capital expenditures, hotel development, satisfaction of debt service requirements, acquisitions and general corporate or other purposes; and

•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who may be better positioned to take advantage of opportunities that our leverage prevents us from exploiting.

Due to our failure to satisfy certain financial metrics under our credit facilities, our lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as a “cash trap”). During a cash trap, certain disbursements from these hotel operating cash receipts, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. As of December 31, 2020, approximately $21 million of our cash and cash equivalents were subject to these cash traps. While we do expect the cash trapped amounts will be available to fund hotel operations, we expect we will not be able to increase our cash not subject to the cash trap. In the event hotel operations are insufficient to fund hotel liquidity requirements, then we expect we would fund this deficit by moving cash from our non-cash trapped cash to the cash trap. Any funds contributed to the cash traps would then not be available for other corporate purposes without approval from our lenders. As of December 31, 2020, we had approximately $122 million of cash and cash equivalents not subject to the cash traps.

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

    As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In July 2017, the head of the United Kingdom Financial Conduct Authority, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced its intention to cease sustaining LIBOR by the end of 2021. Late in 2020, LIBOR’s administrator, ICE Benchmark Administration Limited, announced its intention to cease publication of the one week and two month U.S. dollar LIBOR rates immediately following the LIBOR publication on December 31, 2021, and the remaining U.S. dollar LIBOR rates following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for U.S. dollar LIBOR. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

    As of December 31, 2020, we had $810 million of floating rate debt with maturities, including extension options, that extend past 2021 for which the interest rate was tied to LIBOR and which may require interest rate caps tied to LIBOR also with maturities extending past 2021. As a result of reference rate reform, the LIBOR index for new contracts will cease as of December 31, 2021 and the LIBOR index will no longer be published after June 30, 2023. Our CMBS and Revolving Facilities provide for alternate interest rate calculations. There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the CMBS and Revolving Facilities or any refinancing or replacements of such debt, which could impact our results of operations. We are assessing the impact of a potential transition from LIBOR; however, potential effect of any such event on our cost of capital and net income cannot yet be determined.

 Covenants applicable to our current debt do and covenants applicable to future debt could restrict our ability to make distributions to our stockholders, and as a result, we may be unable to make distributions necessary to qualify as a REIT, which could materially and adversely affect us and the market price of our shares of common stock.

    We are organized and we intend to continue to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes. To continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, including capital gains, we will be subject to U.S. federal and state corporate income tax on our undistributed taxable income and gains. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. The credit agreement governing our revolving credit facility restricts our ability to pay dividends to our common stockholders. If, as a result of covenants applicable to our current or future debt, we are unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and to maintain our qualification as a REIT, our business, results of operations and financial condition could be materially and adversely affected.

Risks Related to Our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will be subject to tax as a C corporation and could face a substantial tax liability.

    For U.S. federal income tax purposes, we are taxed as a REIT. We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. However, we cannot assure you that we will remain qualified as a REIT.
    Moreover, qualification as a REIT involves the interpretation and application of highly technical and complex Code provisions for which no or only a limited number of judicial or administrative interpretations may exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then, unless we were entitled to relief under applicable statutory provisions:

•we would be taxed as a C corporation, which under current laws, among other things, means being unable to deduct dividends paid to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at normal corporate income tax rates;

•we could be subject to increased state and local taxes;

•any resulting tax liability could be substantial and could have a material adverse effect on our book value and financial condition and reduce our cash available for distribution to stockholders; and

•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

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

If our TRS lessees are unable to generate sufficient revenue from operating the hotels leased from us then our TRS lessees may not be able to make payments under the leases and we may not be able to make sufficient distributions to our stockholders.

Current disruptions in the global markets resulting from the COVID-19 pandemic has impacted the ability of our TRS lessees to generate revenue from the operation of the hotels leased from us which may adversely affect each TRS lessees’ ability to pay rent due to us under the leases. Our ability to make distributions to our stockholders depends on the revenues generated by the operation of our hotels leased by our TRS lessees. If we are unable to distribute at least 90% of our “REIT taxable income” to our stockholders then we may fail to qualify as a REIT.

Our ability to use our net operating losses to offset future income tax liabilities may be subject to limitations.

We have federal net operating losses. (See Note 12 “Income Taxes” to our consolidated financial statements for additional information.) In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. Future changes in ownership of our stock (including as a result of a sale of our stock by Blackstone), many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Accordingly, we may not be able to utilize a material portion of our net operating losses. Our ability to utilize our net operating losses is conditioned upon our attaining profitability and generating U.S. federal taxable income.

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

    The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). In recent years, numerous legislative, judicial and administrative changes have been made to the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Moreover, as a result of the recent presidential and congressional elections in the U.S., there could be significant changes in tax law and regulations. No specific tax legislation or regulations have yet been enacted and the likelihood and nature of any such legislation or regulations is uncertain. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a C corporation, without the approval of our stockholders.

Risks Related to Ownership of Our Common Stock

The interests of certain of our stockholders may conflict with ours or yours in the future.

    Blackstone beneficially owned approximately 30% of our common stock as of December 31, 2020. Under the stockholders’ agreement we entered into with Blackstone, we agreed to nominate to our board individuals designated by Blackstone, whom we refer to as the “Blackstone Directors,” according to the following scale: (1) if Blackstone continues to beneficially own at least 30% of our common stock, the lowest whole number that is greater than 30% of the total number of directors comprising our board of directors; (2) if Blackstone continues to beneficially own at least 20% (but less than 30%) of our common stock, the lowest whole number that is greater than 20% of the total number of directors comprising our board of directors; and (3) if Blackstone continues to beneficially own at least 5% (but less than 20%) of our common stock, the lowest whole number  that is greater than 10% of the total number of directors comprising our board of directors. For so long as the stockholders’ agreement remains in effect, Blackstone Directors may be removed only with the consent of Blackstone. In the case of a vacancy on our board created by the removal or resignation of a Blackstone Director, the stockholders’ agreement requires us to nominate an individual designated by Blackstone for election to fill the vacancy. Two members of our board of directors are Blackstone employees. Accordingly, for so long as Blackstone retains significant ownership of us, Blackstone will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers. For example, for so long as Blackstone continues to own a significant percentage of our stock, Blackstone may be able to influence whether or not a change of control of our company or a change in the composition of our board of directors occurs and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock. In addition, Blackstone may be engaged from time to time in discussions relating to dispositions of its holdings of our common stock, including sale of a significant percentage to a single buyer. If such significant sale were to occur, the buyer could have influence over the management of our company, including through board representation. The cost of registering Blackstone’s beneficially owned common stock is our expense. During 2019, we incurred $1 million in such costs.

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

    Blackstone may compete with us for investments in properties and for customers. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, Blackstone is in the business of making investments in companies and acquires and holds interests in businesses that compete directly or indirectly with us. Our charter provides that, to the maximum extent permitted from time to time by Maryland law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as our director, and none of Blackstone, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. Blackstone also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Our charter provides that, to the maximum extent permitted from time to time by Maryland law, Blackstone and each of our non-employee directors (including those designated by Blackstone), and any of their affiliates, may:

•acquire, hold and dispose of shares of our stock or other equity interests, including units of partnership interest in CorePoint Operating Partnership L.P. (“CorePoint OP”) a wholly owned subsidiary of CorePoint Lodging Inc., for his, her or its own account or for the account of others, and exercise all of the rights of a stockholder of us or a limited partner of CorePoint OP, to the same extent and in the same manner as if he, she or it were not our director or stockholder; and

•in his, her or its personal capacity or in his, her or its capacity, as applicable, as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation or disposition of interests in mortgages, real property or persons engaged in the real estate business.
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

Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our charter, our directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or

•active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.

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

    Our charter and bylaws contain provisions that may make a merger or acquisition of our company more difficult without the approval of our board of directors. Among other things:

•the restrictions on ownership and transfer of our stock in our charter generally prevent any person from acquiring more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or more than 9.8% in value of our outstanding stock without the approval of our board of directors;

•although we do not have a stockholder rights plan, and would either submit any such plan to stockholders for ratification or cause such plan to expire within a year, these provisions would allow us to authorize the issuance, or increase the number of authorized shares, of common or preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;

•these provisions provide that our board of directors is expressly authorized to make, alter or repeal our bylaws (except for provisions related to the “business combination” and “control share” provisions of the MGCL, which, in each case, require the approval of the affirmative vote of a majority of the votes cast on the matter by stockholders entitled to vote generally in the election of directors) and that our stockholders may only amend our bylaws with the approval of 80% or more of all of the outstanding shares of our stock entitled to vote; and

•these provisions establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

    The per share trading price of our common stock has been and may be volatile. During 2020, the per share trading price of our common stock fluctuated from a low of $2.18 to a high of $10.74. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the purchase price. We cannot assure you that the per share trading price of our common stock will not fluctuate or decline significantly in the future. The market price of our common stock may fluctuate significantly, depending upon many factors, some of which may be beyond our control, including, but not limited to:

•a shift in our investor base;

•our quarterly or annual earnings, or those of comparable companies;

•actual or anticipated fluctuations in our operating results;

•our ability to obtain financing as needed;

•changes in laws and regulations affecting our business;

•changes in accounting standards, policies, guidance, interpretations or principles;

•announcements by us or our competitors of significant investments, acquisitions or dispositions;

•the failure of securities analysts to cover our common stock;

•changes in earnings estimates by securities analysts or our ability to meet those estimates;

•the operating performance and stock price of comparable companies;

•overall market fluctuations;

•a decline in the real estate markets; and

•general economic conditions and other external factors.

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

 We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

    We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2023. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the Spin-Off, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company.” For as long as we continue to be a smaller reporting company, we will be allowed to take advantage of many of the same exemptions from disclosure requirements as we do as an emerging growth company, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a smaller reporting company, we are also permitted to provide only two years of audited financial statements in our annual reports on Form 10-K. We will remain a smaller reporting company until (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter exceeds $250 million or (b) (1) we have $100 million or more in annual revenues and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter equals or exceeds $700 million. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our per share trading price of our common stock may be adversely affected and more volatile.

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

    Pursuant to a registration rights agreement that we entered into with Blackstone, we granted Blackstone an unlimited number of “demand” registrations and customary “piggyback” registration rights. In addition, none of the shares outstanding, including those held by Blackstone, are “restricted securities” within the meaning of Rule 144 under the Securities Act, and are freely tradable subject to certain restrictions in the case of shares held by persons deemed to be our affiliates. Accordingly, the market price of our stock could decline if Blackstone exercises its registration rights, sells its shares in the open market or otherwise or is perceived by the market as intending to sell them.

    In addition, as of December 31, 2020 we had an aggregate of approximately three million shares of common stock issuable upon vesting or exercise of outstanding awards and an aggregate of five million shares of common stock available for future issuance under our 2018 Omnibus Incentive Plan, subject to adjustments as set forth therein. We filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our 2018 Omnibus Incentive Plan. Accordingly, shares registered under such registration statement are generally available for sale in the open market.

The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.

    We have elected to be taxed as a REIT. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains. While in the past we have made quarterly distributions to our stockholders, beginning in the second quarter of 2020 we suspended our cash dividend due to the adverse impact of the COVID-19 pandemic on our results of operations. Our ability to make distributions to our stockholders depends upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets or reduce such distributions. Our inability to make expected distributions did in 2020 and could in the future result in a decrease in the market price of our common stock. In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions All distributions will be made at the sole discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the stockholder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the stockholder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a stockholder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

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

General Risk Factors

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

    We are currently subject to taxation at the federal, state and local levels in the U.S. Our future effective tax rate could be affected by changes in the composition of earnings in jurisdictions with differing tax rates, changes in statutory rates and other legislative changes, changes in the valuation of our deferred tax assets and liabilities, or changes in determinations regarding the jurisdictions in which we are subject to tax. From time to time, the U.S. federal, state and local governments make substantive changes to tax rules and their application, which could result in materially higher taxes than would be incurred under existing tax law or interpretation and could adversely affect our profitability, financial condition, results of operations or cash flows. Moreover, as a result of the recent presidential and congressional elections in the U.S., there could be significant changes in tax law and regulations. No specific tax legislation or regulations have yet been enacted and the likelihood and nature of any such legislation or regulations is uncertain. State and local tax authorities have also increased their efforts to increase revenues through changes in tax law and audits. Such changes and proposals, if enacted, could increase our future effective income tax rates. We are subject to ongoing and periodic tax audits and disputes in various jurisdictions. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows. Furthermore, we have elected to be taxed as a REIT. See “—Risks Related to Our REIT Status and Certain Other Tax Items.”

Item 1B. Unresolved Staff Comments
    None.

Item 2. Properties
    As of December 31, 2020, we owned 209 hotels, representing approximately 27,800 rooms. We own our hotels through wholly owned subsidiaries except for one hotel located in New Orleans, Louisiana, which is owned by a joint venture in which we own a controlling interest. Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment.  As of December 31, 2020, we have 14 hotels located on land leased by us pursuant to ground leases with third parties.

Our Hotels
Our hotels, totaled by state, as of December 31, 2020 are as follows:

State	Hotels	Rooms
Florida	44	5,388
Texas	39	5,519
California	18	2,714
Colorado	14	1,770
Arizona	11	1,421
North Carolina	9	1,180
Louisiana	7	1,035
Georgia	6	768
Tennessee	5	624
New Mexico	5	583
South Carolina	4	575
Ohio	4	453
Illinois	3	467
Washington	3	419
Massachusetts	3	415
Connecticut	3	411
Utah	3	345
Wisconsin	3	328
Minnesota	2	420
New Jersey	2	407
Nevada	2	379
Virginia	2	265
New York	2	261
Maryland	2	228
Arkansas	2	199
Vermont	2	185
Missouri	1	131
Indiana	1	121
Oklahoma	1	117
Rhode Island	1	115
Pennsylvania	1	110
Wyoming	1	105
Michigan	1	103
Maine	1	100
New Hampshire	1	100
Total	209	27,761

    Our financing strategy includes obtaining financing that is substantially secured by our real estate investments.  Substantially all of our hotel properties are encumbered by property debt as of December 31, 2020.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
    Our common stock is traded on the NYSE under the symbol “CPLG.” As of February 26, 2021, there were approximately 150 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

    We intend to distribute each year substantially all of our taxable income, including capital gains (which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), to our stockholders so as to comply with the REIT provisions of the Code.  However, beginning in the second quarter of 2020 we suspended our cash dividend due to the adverse impact of the COVID-19 pandemic on our results of operations. Our dividend policy remains subject to revision at the discretion of our board of directors.  All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity.  Of the amounts distributed by us in 2020 and 2019, 100% represented a return of capital. These results and our ability to pay distributions will be affected by various factors, including our taxable income, our desire to minimize our income tax liability, our financial condition, our maintenance of REIT status, the covenants in the agreements governing our indebtedness, applicable law, and other factors as our board of directors deems relevant. The credit agreement relating to our Revolving Credit Facility currently restricts our ability to pay cash dividends on our common stock except in circumstances when such dividends are required to maintain our REIT tax status.
Issuer Purchases of Equity Securities
    The following table sets forth information with respect to shares of our common stock we purchased for the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2020	—	$—	—	$21,060,769
November 1 through November 30, 2020	224	$5.44	—	$21,060,769
December 1 through December 31, 2020	159,877	$6.66	—	$21,060,769
Total	160,101	$6.66	—
_________
(1)Reflects shares purchased to satisfy tax withholding obligations incurred upon the vesting of restricted stock under our 2018 Omnibus Incentive Plan.
(2)On March 21, 2019, our board of directors authorized a $50 million share repurchase program. We may purchase shares of common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Due to restrictions imposed by the covenants governing our indebtedness, our share repurchase program has been temporarily suspended.
Recent Sales of Unregistered Securities
    During the year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act.

Item 6.    Selected Financial Data

    Not applicable.

 Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis is intended to help provide an understanding of our business and results of operations and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto. This discussion and analysis deals with comparisons of material changes in the consolidated financial statements for the years ended December 31, 2020 and 2019.

Overview

Our Business
    CorePoint is a leading owner in the midscale and upper midscale select-service hotel segments, all under the La Quinta brand. Our portfolio, as of December 31, 2020, consisted of 209 hotels representing approximately 27,800 rooms across 35 states in locations in or near employment centers, airports, and major travel thoroughfares. All but one of our hotels is wholly owned. We primarily derive our revenues from our hotel operations, with approximately 98% of our revenues derived from daily room rentals.
Generally, our hotels include the land, related easements and rights, buildings, improvements and furniture, fixtures and equipment. As of December 31, 2020, we have 14 hotels located on land leased by us pursuant to ground leases with third parties.
Impact of the COVID-19 Pandemic
Overview

Beginning in late February 2020, we experienced decreased occupancy and revenue throughout our portfolio as a result of the ongoing COVID-19 pandemic. In response to these operational disruptions, we initiated several cost saving measures, including suspending the acceptance of transient guests and most reservations for as many as 30 of our hotels beginning in March 2020. Beginning at the end of the second quarter of 2020, we experienced a recovery in occupancy and operating results, and by August 2020 all of our hotels were open and accepting reservations. However, we can provide no assurance that we will not once again temporarily suspend the acceptance of transient guests and reservations at certain hotels in the future if we determine occupancy rates are too low to support the hotels’ operations.

While the COVID-19 pandemic has adversely affected our operations, we believe our hotel portfolio has generally performed better than the lodging industry in general, primarily in comparison to full service hotels in urban or resort destination areas, and specifically as a result of the following portfolio characteristics: (1) our select-service business model; (2) our predominant focus on the upper midscale and midscale chain scales; (3) location in suburban market locations near multiple demand generators; and (4) leisure travel and transient focus. We believe current travelers have a preference for select-service hotels outside of urban areas, located near drive to destinations with convenient interstate and “no-lobby” access. Guests appear to have demand for limited contact check-in and check-out with limited negative views on reduced amenities such as reduced breakfasts, housekeeping service, pools and other common area benefits. We also believe many of our hotels are benefiting from full or partial closures of competing hotels, which require a higher minimum occupancy to cover higher variable costs. Our select-service hotels can operate and cover variable expenses at lower minimum occupancy. We cannot predict how long and to what degree we will retain this competitive advantage as travelers respond to the COVID-19 pandemic. If traveler preferences change or competing lodging facilities reopen, our competitive position may be adversely affected.

We believe our operations have also indirectly benefited from macroeconomic GDP and employment improvements and federal and state stimulus funding, including business loan assistance programs and expanded unemployment benefits. We believe our occupancy benefited during certain months, in part, from the delivery of individual stimulus checks combined with pent-up travel demand by consumers seeking shorter, drive to locations. We were also aided by the closure of competing hotels, while our locations remain operational. Offsetting these favorable factors was the loss of revenue related to decreased business travel, cancelled and “non-fan” sporting events (professional and college), concerts, conferences, and other local events. We are uncertain to what degree these trends will continue, particularly as the COVID-19 infection rates or new variants of the virus may increase in certain of our markets, the impact of seasonal weather on travel and the re-opening of competing hotels. Our room demand may also be affected by decisions by public schools and colleges concerning continuing or forgoing spring break and other school holidays, periods which historically have experienced higher travel demand. Whether our near-term future results will be different from what these trends indicate is difficult to predict and could be affected by factors such as the status of COVID-19 management, vaccine rollouts and consumer acceptance, the willingness of consumers and businesses to travel while those measures are in progress, government stimulus funding and the general state of the economy.

Operating Results
During the year ended December 31, 2020, as a result of the COVID-19 pandemic, we experienced an average occupancy of 47.6%, as compared to 67.9% for Comparable Hotels in the year ended December 31, 2019. As detailed in the comparison chart below for the year ended December 31, 2020, our Comparable Hotel occupancy reached its low point of approximately 20.4% for the month of April 2020 and then slowly rebounded, reaching 53.0% Comparable Hotel occupancy by July 2020, as compared to 71.4% for April 2019 and 72.5% in July 2019 for Comparable Hotels. With colder weather and a return to school for most children, our occupancy has trended down, with Comparable Hotel occupancy for the fourth quarter of 2020 of approximately 47.0%. Despite the seasonal trend, our occupancy deficit between 2020 and 2019 has improved. At our low point in April 2020, our occupancy deficit to April 2019 was 5,100 basis points. This deficit improved to 1,500 basis points at the end of the third quarter 2020 and to 1,300 basis points at the end of 2020. We expect similar lower than normal occupancy during the first half of 2021 or until vaccines and other factors restore travel and lodging demand, but continued occupancy improvement in 2021 as compared to 2020.

As further detailed in the chart below, our Comparable Hotel RevPAR (defined below) also reached its lowest level for the year during April 2020 of $13.61 as compared to $66.14 in April 2019. RevPAR for Comparable Hotels also rebounded thereafter, reaching $37.99 in July 2020 as compared to $71.08 in July 2019. Fourth quarter RevPAR, historically our lowest for the year, was $32.03 or 43.2% of our RevPAR for the fourth quarter of 2019. Similar to occupancy, our 2020 RevPAR deficit as compared to 2019 improved during the year. Our 2020 RevPAR deficit compared to 2019 was the largest in April at $52.53, but decreased by $24.16 at the end of the third quarter of 2020 and $19.50 at the end of 2020.

2020 to 2019 Comparison
The COVID-19 pandemic has also affected our customer mix, daily revenue loads and specific hotel demand. Because many business customers stopped traveling while certain consumer travel, in certain areas, continued, our mix of business and leisure guests changed during 2020. For the portfolio of hotels owned as of December 31, 2020, the proportion of our room revenues attributed to leisure travel was approximately 67% during 2020, approximately 500 basis points higher than in 2019. Leisure travel is strongest in our hotels in “drive-to” locations, conveniently located along interstate highways and in suburban areas. As of December 31, 2020, approximately two-thirds of our hotels were located along interstate highways or in suburban areas. During 2020 we also generally realized approximately a 1,000 basis point increase in weekend occupancy compared to weekday occupancy as weekends are more preferred by consumers and weekdays are more preferred by business travelers. Hotel demand is still suffering at certain other locations (e.g., near theme parks that have not yet reopened or are currently operating at significantly reduced capacity) and urban areas that are primarily “fly-to” business destinations or convention centers. However, we are encouraged by recent announcements that local authorities are removing business restrictions, particularly in Texas and in California related to theme parks.

Cost Management

In response to the COVID-19 pandemic, along with our hotel manager, we have taken a number of actions to reduce portions of our operating expenses, primarily related to hotel labor, supplies and maintenance. After reductions in our labor model, including suspending room cleaning during a guest’s multi-day stay and reduced front desk and maintenance staff, our hotel labor expenses for the year ended December 31, 2020 were $123 million as compared to $199 million for the year ended December 31, 2019. We also suspended buffet style breakfast services and deferred non-health or safety maintenance expenditures. These expense savings were marginally offset by additional cleaning expenses and supplies and costs of furloughing hotel employees. Since our management and royalty fees are tied to revenues, these management and royalty fee expenses decreased 50% for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

In mid-March, we also began taking aggressive steps at the corporate level to control costs and preserve capital to mitigate the ongoing operational and financial impact in response to the COVID-19 pandemic. These initiatives included drawing from our Revolving Facility to further enhance our cash liquidity position, suspending our common stock dividend, restricting corporate travel and deferring all non-essential administrative expenses and capital expenditures. Beginning in April 2020, we paid our board of directors’ fees in deferred restricted stock units and 25% of our chief executive officer’s base salary in shares of restricted stock.

However, we are still obligated to pay certain other operating expenses not specifically related to revenues or our level of operations. These primarily include real estate taxes, insurance, fixed portions of our franchise costs, rent and other fixed expenses. Accordingly, for the year ended December 31, 2020, our direct hotel operating expenses (operating expenses including rooms, other departmental and support, property tax, insurance, and management and royalty fees) were $395 million, or 96% of revenue, compared to $655 million, or 81% of revenue for the year ended December 31, 2019. While we have had discussions with relevant counterparties to defer or abate some these expenses, we have not yet been able to significantly reduce these costs. For example, real estate taxes, barring governmental action, require a valuation appeal and consent before expense reductions can be realized. Property insurance is generally provided under one year policies, which cannot be adjusted mid-policy. There can be no assurance that any significant additional concessions can be achieved. We are also evaluating resumption of certain operating expenses, primarily breakfast services, housekeeping service on a daily basis and other labor related services. Accordingly, we may experience increased operating expenses as a percent of total revenue, as our occupancy and revenues increase. The impact of the COVID-19 pandemic may also affect our hotel operating vendor relationships, which may result in less favorable payment terms or loss of service providers. To date, there have not been any significant disruptions in essential services, and we currently do not expect any disruptions with our service providers or our supply chain.

Impairment Loss

For the year ended December 31, 2020 we recorded an impairment loss of $54 million, primarily in the second quarter of 2020, due to lower valuation of certain of our properties related to the impact of the COVID-19 pandemic on the lodging industry. We will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 pandemic data and analysis related to our operations, fair value, holding periods and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Those changes in circumstances and analysis may result in impairment losses in future periods.

Cash Flows

For the year ended December 31, 2020 our cash and cash equivalents increased by $42 million. However, the increase was primarily due to net borrowings under our Revolving Facility of $85 million and net proceeds from hotel sales (net of required principal repayments on our CMBS Facility) of $52 million. As a result of the operating disruptions of the COVID-19 pandemic, we have been experiencing a net cash from operating activities deficit. For the year ended December 31, 2020, we reported a $38 million net cash from operating activities deficit as compared to net cash provided by operating activities of $116 million for the year ended December 31, 2019. The $38 million net cash from operating activities deficit for the year ended December 31, 2020 primarily includes $22 million of Hotel Adjusted EBITDAre (See “Non-GAAP Financial Measures” below for definition and limitations of this term), offset by $43 million of interest expense and $17 million of corporate general and administrative expenses. In addition, during the year ended December 31, 2020 we used $9 million for capital expenditures, net of collection of insurance proceeds. As noted above, we are restricting our capital expenditures to only essential expenditures.

During the second quarter of 2020 we experienced the greatest operating disruptions from the COVID-19 pandemic, when travel and business restrictions were the greatest and we experienced our lowest levels of occupancy and RevPAR as discussed above. Consequently, during the second quarter of 2020, we reported our most unfavorable quarterly net cash from operating activities, a deficit of $25 million. For the remainder of the year, our operations continued to experience an operating deficit; however, the quarterly deficit improved compared to the second quarter.

For the last six months of 2020, our $18 million net cash deficit from operating activities primarily included $12 million of Hotel Adjusted EBITDAre, offset by $17 million of interest expense and $9 million of corporate general and administrative expenses. Net capital expenditures during the period were $4 million.

We expect future operations will continue to be affected by ongoing disruptions due to the COVID-19 pandemic; however due to uncertainties regarding the magnitude and timing of business and consumer travel, and the resumption of other activities, including in-person work, schools, colleges, sporting events, special events and conferences, we are unable to forecast our near term operating results. Accordingly, until travel demand returns, we expect further declines in cash flows from operations which may extend into 2021 and beyond.

However, if 2020 represents the worst operating period of the COVID-19 pandemic, we believe we have adequate liquidity in the near term to fund our operations. As of December 31, 2020, we had cash and cash equivalents of $143 million and as of the date of this filing, we estimate we have cash and cash equivalents of approximately $130 million. This amount would be sufficient to fund our operations assuming the continuation of current conditions well into 2022. Should operations improve from 2020 levels, we would expect further improvements in our cash position.

Liquidity and Capital Resources
    The disruption to our operations resulting from the COVID-19 pandemic has affected and may continue to affect our compliance with debt financial covenants and other financial metrics in our loan agreements. On May 19, 2020 and March 8, 2021 we entered into amendments to the credit agreement governing our Revolving Facility (collectively, the “Revolver Credit Agreement Amendments”) that included, among other things, the elimination of certain financial covenants and the addition of new guarantors, a liquidity maintenance covenant and restrictions on new debt and increased debt service over the remaining term. As of December 31, 2020, the outstanding debt under the Revolving Facility was $85 million. As of the date of this filing, the outstanding debt under the Revolving Facility was $80 million. Disruptions to our operating performance have also resulted in an increase in our Series A Preferred Stock dividend rate from 13% to 15% effective July 1, 2020. (See Note 5 “Debt”, Note 6 “Mandatorily Redeemable Preferred Stock” and Note 16 “ Subsequent Events” to our consolidated financial statements for additional information related to the Revolver Credit Agreement Amendment and Series A Preferred Stock.)

Due to our failure to satisfy certain financial metrics under our Revolving Facility, as amended and also under our CMBS Facility, our lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as a “cash trap”). As of December 31, 2020, approximately $21 million of our cash and cash equivalents were subject to these cash traps. As of December 31, 2020, we had approximately $122 million of cash and cash equivalents not subject to the cash traps.

We will also evaluate other debt and equity sources and may seek to increase our overall liquidity or extend maturity dates of existing debt. The disruption to our operations, however, may negatively affect borrowing terms available to us on any near-term financings or refinancings (to the extent permitted at all under our existing debt agreements) which would increase our debt cost of capital and there is no assurance that these other sources will be available to us or at costs consistent with our existing capital structure, or that we would be permitted under our existing debt agreements to avail ourselves of such sources.

We have evaluated recently enacted government financial assistance programs, particularly the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and the Consolidated Appropriations Act, and currently the programs have either not provided significant benefit to us or we believe we are not eligible. However, as our economic factors change or as new government financial assistance programs are enacted or clarified, we may decide to pursue any available programs. We have filed an insurance claim for business interruption losses related to the COVID-19 pandemic. Given the contractual uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

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

Non-Core Hotel Disposition Strategy

    Our strategy has identified opportunities to dispose of our lower performing hotels and we refer to these as our non-core hotels. These hotels are generally older and have lower RevPAR (defined below) and higher capital expenditure requirements. We anticipate the non-core disposition program will be completed by the end of 2022; however, this period may be extended or shortened depending on market conditions, COVID-19 pandemic status and availability of capital for hotel purchasers. There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results.

The table below provides certain summary information of our core and non-core hotels as of December 31, 2020. Due to the disruptions to 2020 RevPAR from the COVID-19 pandemic, we have provided RevPAR based on 2019 annual amounts. We believe the 2019 annual amounts are more comparable to historical metrics.

	Number of hotels	Average Hotel Age (years)	2019 RevPAR
Core	105	29	$72.67
Non-Core	104	32	$52.40
Total	209	30	$63.41

    During 2020, we sold 61 non-core hotels, for gross consideration of $274 million and disposed of one additional non-core hotel by returning the property to the ground lessor at the end of the lease term. Subsequent to December 31, 2020, an additional eight non-core hotels were sold, for a gross sales price of $38 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for the disposed hotels, increasing the availability of liquidity for other uses.

    Certain historical information related to the non-core hotels sold during 2020 is presented in the table below. Due to the disruptions to 2020 metrics from the COVID-19 pandemic, we have provided metrics based on 2019 annual amounts. We believe the 2019 annual amounts provide measures that may be more comparable to historical metrics. As the COVID-19 pandemic continues over a longer period, these metrics as well as the number of hotel sales may be affected ($ amounts in millions, except for RevPAR and price per key):

2020 Quarterly Activity	Number of hotels sold	Gross Sales Price	Gain on Sales	Price per key (1)	Revenue multiple (2)
1st Quarter	23	$100	$23	$37,115	2.7x
2nd Quarter	7	29	9	$40,105	2.5x
3rd Quarter	20	97	27	$40,129	2.5x
4th Quarter	11	48	12	$37,687	2.5x
2020	61	$274	$71	$38,545	2.6x

2019 Operating Data for Non-Core Hotels sold in 2020	Amount
Revenues	$105.9
Revenue multiple (2)	2.6x
RevPAR (3)	$40.28
Hotel Adjusted EBITDAre (4)	$13.0
Hotel Adjusted EBITDAre multiple (5)	21.1	x
FFO (4)	$7.2
Capital expenditures	$5.4
____________________
(1)Price per key is defined as gross sales price divided by total rooms for hotels sold.
(2)Revenue multiple is calculated as the gross sales price divided by 2019 annual revenues. Closing costs and other costs from the sale of the hotels have not been deducted in the gross sales price and have generally averaged approximately 10% of the gross sales price
(3)Our Comparable Hotel RevPAR for the year ended December 31, 2019 was $63.87. Hotels sold in 2020 had 37% lower RevPAR than the 2019 average of our Comparable Hotels.
(4)Hotel Adjusted EBITDAre and FFO are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for definitions and limitations of these terms. The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the December 31, 2020 interest rate of 2.96%. The FFO amount includes only directly associated hotel expenses and does not include any general and administrative or other corporate expenses. Amounts are for the year ended December 31, 2019 related to hotels sold during 2020.
(5)Hotel Adjusted EBITDAre multiple is calculated as gross sales price divided by 2019 Hotel Adjusted EBITDAre.

As noted, the statistics above are based on the 2019 annual operating amounts. More current data would likely result in lower absolute amounts and higher multiples and yields as a result of the COVID-19 pandemic’s adverse effects on hotel operations.

Beginning in the second quarter of 2020, our ability to execute our disposition strategy was affected by a slowing in hotel sales due to COVID-19 pandemic disruptions, but later in 2020 we saw an increase in hotel sales activity. We believe our hotel sale activities have been affected by the availability of purchaser financing, primarily related to the Small Business Administration (“SBA”), which is the primary agency administering CARES Act lending and incentive programs offered to SBA borrowers. Increased loan availability and the availability of certain SBA incentives helped drive hotel sales activity in the third quarter of 2020. However, the fourth quarter and the early part of the first quarter is historically a slower period for sale activity. The SBA also began new lending incentive programs beginning in February 2021. We believe hotel buyers deferred acquisitions until the incentive program terms were disseminated and implemented. Accordingly, as discussed above, we anticipate the disposition program will be completed by the end of 2022; however, this period may be extended or shortened depending on market conditions, COVID-19 pandemic status and lending activity.

The sales closed to date have been on substantially similar terms and pricing as previously experienced in 2019 or earlier in 2020 prior to the COVID-19 pandemic. However, we may consider alternative terms in the future, including seller financing and limited price adjustments to attract qualified buyers on a timely basis. In addition, disruptions related to the COVID-19 pandemic may affect our ability to achieve our projected sales price, result in other delays in completing sales transactions or adversely affect other terms. Consequently, there can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on future results.

Hotel Capital Investment

    During 2020, we invested $24 million in capital investments in our hotels, with $7 million of this amount related to hurricane restoration costs from recent storms and other casualties. The remaining capital investments related to recurring maintenance and upgrade capital expenditures to our hotel properties. Capital expenditures (excluding hurricane restoration costs) represented approximately 4% of revenues for the year ended December 31, 2020. Our capital expenditures have historically been within a range of 5% to 10% of annual revenues. Due to the COVID-19 pandemic, we have been deferring and expect to continue to defer elective capital expenditures, with the exception of life safety or critical operational needs, until operations stabilize. Exclusive of hurricane and other casualty expenditures, our capital expenditures for the year ended December 31, 2020 were $17 million, a decrease of 69% from the same period in 2019. Deferring capital expenditures may result in additional maintenance expenses when operations begin to improve and higher capital expenditures in future periods.

However, to the extent we are able to complete the dispositions of non-core hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis. As noted above, the non-core hotels sold in 2020 incurred $5 million of capital expenditures. These expenditures plus those related to subsequent hotel sales are expenditures that will not be required going forward. Further, to the extent we are able to complete the dispositions of hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis.

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
Factors Affecting our Revenues
Hotel dispositions. As noted above, we continue to execute dispositions of our non-core hotels. We sold or disposed of 62 operating hotels during the year ended December 31, 2020, and we sold 42 operating hotels in 2019.  The revenue generated from these sold or disposed hotels was $34 million and $158 million, for the year ended December 31, 2020 and 2019, respectively.

    Customer demand. Our customer mix includes both leisure travelers and business travelers. Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. As a result of the COVID-19 pandemic, leisure and business travel lodging demand has substantially decreased, and our mix of customers has changed to a higher proportion of leisure travelers. We are benefiting from “drive to” consumer demand, particularly for our hotels adjacent to highways and suburban areas. We are also pursuing additional customers, including health workers, first responders and not for profit entities; however, these are unlikely to fully replace our historical customer base. Accordingly, we believe our customer demand will be highly dependent on the timing and magnitude of government assistance programs, the development and distribution of COVID-19 vaccines and other health and safety measures, improved attitudes toward leisure and business travel and the resumption of convention, sporting and other local events.

    Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth and tend to decline when supply growth exceeds demand growth. Our hotels have benefited from being open while competing hotels and substitute lodging options (e.g. homeowner rental programs) were temporarily closed or not fully operational. In late 2020, we noted instances where our hotels were losing pricing power relative to our competitors. Accordingly, we are uncertain how long and to what degree this benefit will continue. Further, we expect that the COVID-19 pandemic will reduce new supply coming into our markets, at least in the near term. The lodging industry in total may actually experience negative absorption, as some portion of the existing hotel stock may be taken out of operation.

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
Factors Affecting our Costs and Expenses
    Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  Housekeeping labor, travel agency commissions and consumable supplies are most clearly associated with occupancy. Actual charges relating to travel agency commissions depend on our revenue channel distribution mix. For the year ended December 31, 2020, online travel agencies represented approximately 33% of our revenue channel mix. However, during the COVID-19 pandemic we are observing a shift in revenue channel distribution mix from online to property direct, including walk-in, which is generally at lower or no commission expense. Our management and royalty fees are also primarily driven by our level of gross revenues or room revenues. Management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues. In response to the COVID-19 pandemic, we have implemented programs to reduce labor and consumable supplies (including eliminated or reduced breakfast offerings), and we have experienced reductions in royalty fees, management fees, travel agency commissions and supplies. Beginning in April 2020, we have reduced variable expenses by almost 50% from pre-pandemic levels. To date, the cost of COVID-19 related cleaning and supplies has not had a significant effect on operating expenses. However, certain local authorities are evaluating hotel operating cleaning regulations which, if enacted or established as a new operating standard, could result in significant operating expense increases.
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
    RevPAR changes that are driven predominately by occupancy have different implications for overall revenue levels and incremental hotel operating profit than changes driven predominately by ADR. For example, increases in occupancy at a hotel would lead to increases in room and other revenues, as well as incremental operating costs (including, but not limited to, housekeeping services, utilities and room amenity costs). RevPAR increases due to higher ADR, however, would generally not result in additional operating costs, with the exception of those charged or incurred as a percentage of revenue, such as management and royalty fees, credit card fees and booking commissions. As a result, changes in RevPAR driven by increases or decreases in ADR generally have a greater effect on operating profitability at our hotels than changes in RevPAR driven by occupancy levels. Due to seasonality in our business, we review RevPAR by comparing current periods to budget and period-over-period.
    Comparable Hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year. Comparable Hotels exclude: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that are sold or classified as held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses Comparable Hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, Occupancy, and RevPAR using the same set of Comparable Hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of Comparable Hotels existing at the reporting date versus the results of the same set of hotels in the prior period. Of the 209 hotels in our portfolio as of December 31, 2020, 202 have been classified as Comparable Hotels. When considering business interruption in the context of our definition of Comparable Hotels, any hotel that had completely or partially suspended reservations on a temporary basis at any point during the year ended December 31, 2020, as a result of the COVID-19 pandemic, was considered to be part of the definition of Comparable Hotels. Despite these temporary suspensions of hotel reservations, we believe that including these hotels within ADR, Occupancy and RevPAR, reflects the underlying results of our business for the year ended December 31, 2020.

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

Non-GAAP Financial Measures

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

The following is a reconciliation of our net loss to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre for the years ended December 31, 2020 and 2019 (in millions):

	For the Year Ended December 31,
	2020	2019
Net loss	$(178)	$(212)
Interest expense	43	69
Income tax expense (benefit)	(9)	4
Depreciation and amortization	159	181
EBITDA	15	42
Impairment loss	54	141
Gain on sales of real estate	(71)	(32)
Gain on casualty	(5)	(2)
EBITDAre	(7)	149
Equity-based compensation expense	10	9
Severance expense	1	7
Spin-Off and reorganization expenses	—	4
Wyndham Settlement, net	—	(19)
Deposits forfeited from terminated sale contracts	(1)	—
Other, net	2	(4)
Adjusted EBITDAre	5	146
Corporate general and administrative expenses	17	20
Hotel Adjusted EBITDAre	$22	$166

Additional Information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the years ended December 31, 2020 and 2019, other, net includes adjustments to exclude business interruption insurance proceeds collected of $4 million and $11 million, respectively.
•Severance expense includes related equity-based compensation expense and, in 2020, includes severance of hotel personnel.
•Corporate general and administrative expenses include the additional corporate-level expenses not already adjusted in calculating Adjusted EBITDAre.
•During the year ended December 31, 2019, we recorded $20 million in other income as part of the Wyndham Settlement to offset declines incurred due to the disruptions related to changes in revenue management and other booking tools and processes by our manager in 2019. The Wyndham Settlement amount shown above is net of associated legal costs. During the years ended December 31, 2020 and 2019, we collected $6 million and $11 million, respectively, related to the Wyndham Settlement.
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
    The following table provides a reconciliation of net loss attributable to stockholders to Nareit FFO attributable to stockholders and Adjusted FFO attributable to stockholders for the years ended December 31, 2020 and 2019 (in millions):

	For the Year Ended December 31,
	2020	2019
Net loss	$(178)	$(212)
Depreciation and amortization	159	181
Impairment loss	54	141
Gain on sales of real estate	(71)	(32)
Gain on casualty	(5)	(2)
Nareit defined FFO attributable to stockholders	(41)	76
Equity-based compensation expense	10	9
Noncash deferred income tax benefit, net	(6)	(1)
Amortization expense of deferred financing costs	7	15
Severance expense	1	7
Spin-Off and reorganization expenses	—	4
Wyndham Settlement, net	—	(19)
Deposits forfeited from terminated sale contracts	(1)	—
Other, net	2	(4)
Income tax effect of adjustments	—	4
Adjusted FFO attributable to stockholders	$(28)	$91

Weighted average number of shares outstanding, diluted	56.6	58.1

Additional Information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the years ended December 31, 2020 and 2019, other, net includes adjustments to exclude business interruption insurance proceeds collected of $4 million and $11 million, respectively.
•Severance expense includes related equity-based compensation expense and, in 2020, includes severance of hotel personnel.
•During the year ended December 31, 2019, we recorded $20 million in other income as part of the Wyndham Settlement to offset declines incurred due to the disruptions related to changes in revenue management and other booking tools and processes by our manager in 2019. The Wyndham Settlement amount shown above is net of associated legal costs.

During the years ended December 31, 2020 and 2019, we collected $6 million and $11 million, respectively, related to the Wyndham Settlement.
•Weighted average number of shares outstanding, diluted presented above may differ from weighted average number of shares outstanding, diluted presented for GAAP purposes when there is a net loss and all potentially dilutive securities are anti-dilutive.

Operational Overview

    The following discussion provides an overview of our operations and transactions for the year ended December 31, 2020 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Annual Report on Form 10-K.

    For the year ended December 31, 2020, we have reported a net loss of $178 million as compared to a net loss of $212 million for the year ended December 31, 2019. Although 2020 hotel operations experienced significant declines in operations as compared to 2019 primarily due to the effects of the COVID-19 pandemic, our 2020 results benefited from an increased gain on sales of real estate and decreased impairment, interest expense and corporate general and administrative expenses. Hotel revenues were adversely affected by declines in both ADR and occupancy, only partially offset by reduced hotel operating and corporate overhead expenses. We anticipate we will continue to have lower revenue during the first half of 2021 or until COVID-19 vaccines and other factors restore travel and lodging demand. Our increased gain on sales of real estate was the result of 61 hotels sold during 2020 with gross sales proceeds of $274 million, compared to 42 hotel sales during 2019 with gross sales proceeds of $173 million. We used a significant portion of those sales proceeds to retire debt which contributed to our reduced interest expense.

    As of December 31, 2019, we identified 166 hotels as non-core with the intent to dispose of these hotels generally by the end of 2022. For the year ended December 31, 2020, 61 of these non-core hotels were sold and one hotel was disposed of by returning the property to the ground lessor at the end of the lease term. Accordingly, we have 104 remaining non-core hotels identified for disposition by the end of 2022. Our ability to enter into and to close sale contracts could be affected by the uncertainties related to the COVID-19 pandemic.

    The following table provides additional information about Comparable Hotels and non-comparable hotels for the years ended December 31, 2020 and 2019 (in millions)

	Comparable Hotels		Non-comparable Hotels (1)		Total
	2020	2019	2020	2019	2020	2019
Total Revenues	$363	$634	$48	$178	$411	$812
Property-level expenses	(338)	(484)	(51)	(162)	(389)	(646)
Hotel Adjusted EBITDAre	$25	$150	$(3)	$16	$22	$166
_____________
(1)     Non-comparable hotels include sold hotels and hotels that sustained substantial property damage or other business interruption due to hurricane, fire or other natural disasters. Of the 209 hotels in our portfolio as of December 31, 2020, 202 have been classified as Comparable Hotels. During the year ended December 31, 2020, we sold or disposed of 62 operating hotels, and during the year ended December 31, 2019, we sold 42 operating hotels. As of December 31, 2020 and 2019, seven of our owned hotels were classified as non-comparable.

Results of Operations

Year ended December 31, 2020 as compared to year ended December 31, 2019

Revenues
    Room revenues for the year ended December 31, 2020 were $401 million as compared to $795 million for the year ended December 31, 2019, a decrease of $394 million or 49.6%. The decrease was primarily driven by 43.2% lower RevPAR at our Comparable Hotels for the year ended December 31, 2020 as compared to 2019 primarily due to lower demand due to the COVID-19 pandemic and resulting travel restrictions put in place by local government and public health authorities.

The remaining decline in revenues was primarily due to the sales of our non-core hotels. During the year ended December 31, 2020, we sold 61 operating hotels and one hotel was disposed of by returning the property to the ground lessor at the end of the lease term. We sold 42 operating properties in 2019. These sold or disposed properties contributed $34 million in revenue for the year ended December 31, 2020, as compared to $158 million for the year ended December 31, 2019, a decrease of $124 million. As we continue to execute our non-core disposition strategy, we expect further decreases in revenue compared to prior periods due to hotel sales. Revenues were also affected by the continued impact of the second quarter 2019 Wyndham revenue platform and room rate booking systems conversions. As a part of the Wyndham Settlement reached in October 2019, Wyndham agreed to provide enhanced revenue tools, systems and processes, which would allow our room rate bookings to benefit from automated and more timely room rate adjustments, particularly during periods of increasing or high guest demand, similar to tools and systems that were in place prior to the 2019 platform conversion. The implementation required under the Wyndham Settlement was to be completed by no later than the end of 2020. We are currently engaged in ongoing discussions with Wyndham regarding the rollout and final acceptance of the revenue tool replacement. Given the continued macro-economic effects of the COVID-19 pandemic on our overall hospitality demand and the sequential improvement in hotel operations as demand returns to pre-pandemic levels as noted above, we are not able to currently confirm the incremental effectiveness of the new revenue tools on our room revenues, if any.

The following table summarizes our key operating statistics for our Comparable Hotels for the year ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Occupancy	47.6%	67.9%
ADR	$76.25	$94.06
RevPAR	$36.30	$63.87
Expenses
    Rooms expense was $220 million for the year ended December 31, 2020 as compared to $383 million for the year ended December 31, 2019, a decrease of $163 million or 42.6%. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place in response to the COVID-19 pandemic. These cost reductions primarily relate to housekeeping labor, consumable supplies and travel agency commissions and were generally in line with the decrease in room revenues. We may incur additional costs in future periods, such as staff re-hiring costs, cleaning costs and additional hygiene costs due to increased occupancy, increased operating requirements or other factors. Such increases could be higher than our increases in revenue.
Other departmental and support was $76 million for the year ended December 31, 2020 as compared to $119 million for the year ended December 31, 2019, a decrease of $43 million or 36.1%. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2020 as compared to 2019 and cost containment measures we put in place in response to the COVID-19 pandemic, primarily related to discretionary maintenance. The percentage decline was less than the corresponding decline in room revenue, due to the higher fixed component of some of these expenses, particularly administrative and maintenance labor.
    Management and royalty fees were $40 million for the year ended December 31, 2020 as compared to $80 million for the year ended December 31, 2019, a decrease of $40 million due to decreased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.
    Corporate general and administrative expenses were $28 million for the year ended December 31, 2020 as compared to $41 million for the year ended December 31, 2019, a decrease of $13 million, primarily due to staff reductions in 2019 which resulted in lower payroll related expenses in 2020. In connection with the 2019 staff reductions, we incurred $7 million of corporate severance expense in 2019 that we did not have in 2020.
    Depreciation and amortization expenses were $159 million for the year ended December 31, 2020 as compared to $181 million for the year ended December 31, 2019, a decrease of $22 million. The decrease was primarily the result of the effects of hotel sales and impairment cost basis adjustments.
    Impairment loss was $54 million for the year ended December 31, 2020 as compared to $141 million for the year ended December 31, 2019, a decrease of $87 million. For the year ended December 31, 2020, the impairment loss was due to lower valuation of certain of our properties related to the ongoing impact of the COVID-19 pandemic on the lodging industry and final disposal costs related to a property previously impaired in 2019. For the year ended December 31, 2019, the impairment losses were primarily due to changes in management’s expected holding period.
    Gain on sales of real estate was $71 million for the year ended December 31, 2020 as a result of the sale of 61 hotels with gross proceeds of $274 million. We had gain on sales of real estate of $32 million for the year ended December 31, 2019 as the result of the sale of 42 properties with gross proceeds of $173 million.
Interest expense was $43 million for the year ended December 31, 2020 as compared to $69 million for the year ended December 31, 2019, a decrease of $26 million. The decrease was primarily due to lower borrowings on our CMBS Facility due to the repayment of outstanding principal in connection with hotel sales and lower interest rates. The interest rate and the amount outstanding on our CMBS Facility was 2.96% and $725 million, respectively, as of December 31, 2020, compared to 4.51% and $921 million, respectively, as of December 31, 2019. To the extent we are able to complete additional hotel sales as a part of our non-core transition strategy, we expect to retire additional principal amounts under our CMBS Facility, further reducing our interest expense. These decreases were partially offset by increased interest expense related to our Revolving Facility during the year ended December 31, 2020. In March 2020, we borrowed $110 million under our Revolving Facility, and as of December 31, 2020, the balance of our Revolving Facility was $85 million. We had no outstanding principal balance on our Revolving Facility during 2019.
Other income, net was $5 million for the year ended December 31, 2020 as compared to $33 million for the year ended December 31, 2019, a decrease of $28 million primarily due to the $20 million of other income recognized in 2019 in connection with the Wyndham Settlement.
Income tax benefit was $9 million for the year ended December 31, 2020 as compared to income tax expense of $4 million for the year ended December 31, 2019, an increase of benefit of $13 million. This increase was primarily due to a current year tax loss sustained due to the COVID-19 pandemic, which was partially recognized in 2020 in accordance with GAAP. During 2020, we had a $3 million current tax benefit, primarily related to our net operating loss carryback, compared to a $5 million current tax expense in 2019. We also recognized during 2020, $19 million of deferred tax assets, offset by the establishment of a $16 million valuation allowance.

As of December 31, 2020, CorePoint TRS L.L.C. (“CorePoint TRS”), our wholly owned taxable REIT subsidiary, had a gross federal tax net operating loss of $88 million, which will be available to reduce future income tax obligations. Under current provisions of the Code, we would be able to reduce future annual federal taxable income by up to 80%. Accordingly, we expect minimal GAAP income tax expense should operations return to pre-pandemic levels. In addition, our 2020 income tax expense benefited from $3 million of federal and state net operating loss carrybacks which we expect to receive in 2021.

In February 2021, Texas, and to a lesser extent the adjacent states of Louisiana and Oklahoma, experienced an extensive winter storm. The storm resulted in power outages, loss of potable water and reduced availability of internet, food and other goods and services. We have approximately 40 hotels in the affected area, including 36 hotels in Texas. Of the 40 hotels, only three hotels incurred significant operational disruptions during an approximate one week period. However, other properties experienced higher than normal occupancy as consumers traveled to leave the affected areas or sought out safer, temporary accommodations. We estimate that our total portfolio occupancy and RevPAR increased approximately 10% on a net basis in the week of the storm, as compared to the week prior to the storm. We are currently assessing the physical scope of damage but believe the damage is minimal. The scope of damage is generally related to frozen pipes, damaged equipment and water leaks. We currently estimate the damage at approximately $1 million, all of which is expected to be below our aggregate insurance deductibles and will be funded from cash on hand. Currently, a small number of rooms are out of service due to damage from the storm, and we expect these rooms to be repaired in the next 30 to 60 days. We are also assessing current and future utility expenses, particularly in Texas which is not a part of the national electrical power grid and is subject to surge pricing. At the time of the storm, we were under fixed rate electrical contracts, which we believe will insulate us from the bulk of any utility rate increases; however, we are exposed to potentially higher one-time surge billing adjustments and higher utility rates at renewal. We are not able to estimate the extent of these increases, if any, at this time.

Cash Flow Analysis

Year ended December 31, 2020 as compared to year ended December 31, 2019

Operating activities

    Net cash used in operating activities was $38 million for the year ended December 31, 2020, as compared to net cash provided by operating activities of $116 million for the year ended December 31, 2019, a decrease of $154 million. This decrease is substantially consistent with the $144 million decrease in our Hotel Adjusted EBITDAre from $166 million for the year ended December 31, 2019 to $22 million for the year ended December 31, 2020 discussed above.

Investing activities

Net cash provided by investing activities during the year ended December 31, 2020 was $229 million, as compared to $103 million net cash provided by investing activities for the year ended December 31, 2019. The $126 million increase in cash provided by investing activities was primarily attributable to a $87 million increase in proceeds from the sale of real estate and a $50 million decrease in capital expenditures, partially offset by escrow payments. Due to the COVID-19 pandemic, we have reduced or deferred certain discretionary capital expenditures. We may incur higher levels of capital expenditures in future periods.

Financing activities

    Net cash used in financing activities during the year ended December 31, 2020 was $149 million as compared to $186 million used in financing activities during the year ended December 31, 2019. The $37 million decrease in cash used in financing activities was primarily due to a reduction in purchases of common stock of $30 million and a reduction in cash dividends paid on common stock of $24 million, partially offset by the $17 million collection of the Spin-Off final settlement in 2019. We have suspended our common stock dividend and purchases of common stock for the near term. In 2020, we drew $110 million on our Revolving Facility in response to our liquidity management resulting from the COVID-19 pandemic. Our debt repayments primarily related to real estate sale proceeds used to partially retire our CMBS debt, as well as $25 million of repayments on the Revolving Facility as required by the May 2020 Revolving Facility amendment. Also during 2021, we are scheduled to make principal payments of at least $20 million under the terms of the March 2021 Revolving Facility amendment. To the extent we continue disposing of real estate assets as a part of our property strategy review, we expect debt repayments to be a significant use of cash flow in financing activities.

Liquidity and Capital Resources
Short-term liquidity

As of December 31, 2020, we had total cash and cash equivalents of $143 million which is our current primary source of liquidity. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels and other purchase commitments, primarily related to prior years’ storm and other casualty damages. In connection with our Revolver Credit Agreement Amendments, we are restricted from additional draws and require consent from the Revolving Facility lenders to incur certain other indebtedness. Due to our recent operating results, our CMBS Facility requires that substantially all proceeds from hotel sales are applied to principal repayments. Accordingly, hotel sales are not expected to be a significant source of liquidity in the near term.

    As of December 31, 2020, we are subject to a cash trap on both our Revolving Facility and our CMBS Facility. Each of the cash traps impose restrictions on our use of cash, which, so long as there is no continuing event of default, generally allow for payment of any operating expenses, emergency repairs and/or life safety issues, capital expenditures (after application of any amounts then held in reserve), hotel taxes and custodial funds, costs incurred in connection with the purchase of any furniture, fixtures and equipment, costs incurred in connection with the purchase of interest rate caps, voluntary prepayment of the CMBS Facility, certain legal, audit, tax and accounting expenses, certain required REIT distributions, restoration expenses, debt service under the CMBS Facility and the Revolving Facility, fees and costs payable under the CMBS Facility and Revolving Facility, leasing costs, alterations of the properties, payment of shortfalls for required deposits under the CMBS Facility, payments due under ground leases and such other items as reasonably approved by our lenders. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. As of December 31, 2020, the cash and cash equivalents subject to these cash traps was approximately $21 million. As of the date of this filing, we estimate we have total cash and cash equivalents of approximately $130 million, of which approximately $30 million is subject to cash traps. However, if we were to begin to generate surplus operating cash from the hotels, such surplus liquidity would be controlled by our lenders for the disbursements noted above. Most uses of that cash for corporate purposes or payments to stockholders would require lender consents. We expect to be subject to these cash traps for the foreseeable future. Accordingly, our cash balances represent the critical determinant of our liquidity.
As of December 31, 2020, we had no borrowing availability under the Revolving Facility, and we had cash and cash equivalents of $143 million, of which $122 million was not subject to cash traps. We believe that this cash will be adequate to meet anticipated requirements for operating expenses, debt service and other expenditures, including corporate expenses, payroll and related benefits, dividends to preferred stockholders, legal costs, and purchase commitments under existing operating conditions for the foreseeable future. To the extent that our hotel operations required additional liquidity, we would consider contributing additional funds into the cash traps.
Our CMBS Facility matures in June 2021 with four one-year extension options remaining. The maturity of the Revolving Facility has been extended to May 30, 2022, subject to a springing maturity if the CMBS Facility maturity is not extended under certain specified terms. See “Item 9B. Other Information” for a discussion of the extension of the Revolving Facility. Since March 31, 2020, and through the remainder of 2020, we experienced an operating cash flow deficit of $43 million and an overall decrease in cash and cash equivalents of $91 million. If cash flow from our operating activities is insufficient, we may then have to seek other capital sources, which to a large degree will be dependent on the current status of the economy and the economic recovery, particularly in the lodging industry, related to the COVID-19 pandemic.
    As we execute our disposition strategy, we expect to utilize a significant portion of the net sales proceeds to retire our CMBS Facility. Accordingly, the disposition strategy may reduce our outstanding debt but may not be a significant source of immediate liquidity. However, as we reduce our total outstanding debt, we may improve our ability to obtain other capital sources.
Hotel Sales

    In the execution of our disposition strategy as discussed above, during 2020, we sold 61 operating hotels for gross consideration of $274 million. These properties produced approximately $13 million of Hotel Adjusted EBITDAre in 2019; however, these disposed hotels also incurred approximately $5 million of capital expenditures during 2019. In addition, the annual interest savings from the partial debt repayments, based on interest rates as of December 31, 2020, is estimated at $6 million. Accordingly, we believe the dispositions will be substantially neutral to our overall future net cash flows.

    The provisions of our CMBS Facility require that a portion of, and in certain instances all, net proceeds from a secured hotel sale be applied to the outstanding principal balance. Due to disruptions from the COVID-19 pandemic, beginning in May 2020, all future sales proceeds are required to be applied to pay down debt and accordingly, net sales proceeds will not be a near term source of liquidity. However, as the principal balance is reduced and other factors change over time, particularly if operations improve or lower EBITDA earning hotels are sold, other uses of net disposition proceeds may be available to us. Further, any remaining net sales proceeds after any applicable debt paydowns are currently subject to our Revolving Facility cash trap and our CMBS Facility cash trap.

    As of December 31, 2020, we have 104 remaining non-core hotels. These hotels are older, have lower RevPAR and higher capital expenditures. We anticipate we will complete the sale of these properties by the end of 2022. During 2020, we experienced a slowing in expected hotel sales due to COVID-19 pandemic disruptions. Sales activity appears to be related to availability of purchaser financing and COVID-19 related government stimulus incentives, including those by the SBA. The volume and timing of future hotel sales activity could be dependent on the participation by lenders and continuation of these incentive programs as well as the timing, scope and success of vaccine deployments. Further, if the effects of the COVID-19 pandemic reduce buyer demand and valuations for hotels, we may decide to defer the disposition of those hotels to a period when sales prices are less impacted.

We believe the completion of our disposition strategy will reposition our hotel portfolio to be more focused on our key markets with younger hotels, higher RevPAR and less capital requirements. However, as we dispose of the non-core hotels we would expect to report decreased revenue and Hotel Adjusted EBITDAre.

Capital Expenditures

    Our capital expenditures are generally paid using cash on hand and, to the extent available, cash flows from operations, although other sources discussed herein may also be used. During the year ended December 31, 2020, we invested approximately $24 million in hotel related capital expenditures. Approximately $11 million of these expenditures related to our casualty replacements and repositioning and the remainder primarily related to recurring hotel operations. Capital expenditures for 2020 related to the 62 hotels sold or disposed of during the year ended December 31, 2020, were $5 million. During the year ended December 31, 2019, we invested $74 million in total hotel related capital expenditures.

    As of December 31, 2020, we had outstanding commitments under capital expenditure contracts of $17 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. Approximately $14 million of this amount relates to long-term hotel service contracts payable over approximately four years. As the services related to these contracts are standard for our hotel operations, we expect to continue these service contracts either with the current provider or a new provider at the end of the term; however, if cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

    Due to the impact of the COVID-19 pandemic, we deferred all non-committed, non-essential capital investments and expenditures for 2020, with the exception of life safety or critical operational needs. As a result of deferring certain of these capital expenditures as a result of the COVID-19 pandemic, we may incur higher levels of capital expenditures in future periods. Our ability to fund those capital expenditures will be dependent on cash flow from operations and other sources discussed. There is no assurance those funding sources will be available or of sufficient size when needed.

Long-term Liquidity

    As of December 31, 2020, we had cash and cash equivalents of $143 million and no borrowing availability under our Revolving Facility. We do not expect to have any additional borrowing capacity under our Revolving Facility for the remainder of the Revolving Facility term. Accordingly, as of the date of this filing, we estimate we have total cash and cash equivalents of approximately $130 million, of which approximately $30 million is subject to cash traps.

    As of the date of this filing, the credit agreement relating to our Revolving Facility requires that we maintain a daily liquidity requirement of $85 million of cash and cash equivalents, as defined. We may satisfy this requirement with cash subject to cash traps and un-trapped cash.

    The CMBS Facility matures in June 2021 with four one-year extension options remaining. In March 2021, the CorePoint Revolver Borrower entered into an amendment to the Revolver Credit Agreement extending the maturity to May 30, 2022, subject to a springing maturity if the CMBS Facility maturity is not extended under certain specified terms. See “Item 9B. Other Information” for a discussion of the extension of the Revolving Facility. Since the CMBS Facility extension is not dependent on achieving any financial covenants, we believe these extension options will be available to us at each maturity date. Accordingly, we intend to exercise the extension option in June 2021 or refinance the CMBS Facility prior to its maturity. Given the current uncertainty related to our recovery from the COVID-19 pandemic, the terms of future financings may be less favorable, and equity capital sources, including convertible debt instruments, may be dilutive to existing stockholders.

    For all periods the Series A Preferred Stock has been outstanding prior to September 30, 2020, we paid a quarterly cash dividend equal to 13% per annum. Pursuant to the terms of the Series A Preferred Stock, if we exceed certain leverage ratios, as defined, or if an event of default occurs (and has not been cured), the dividend rate is increased to 15% per annum and if we exceed the leverage ratio and are in an uncured event of default, the dividend rate will be increased to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured). Because we exceeded the 7.5 to 1.0 leverage ratio June 30, 2020, as noted above, the Series A Preferred Stock dividend rate was set at 15% per annum beginning July 1, 2020. The Series A Preferred Stock dividend rate will not return to 13% per annum until our leverage ratio is equal to or less than the applicable leverage ratio and we are not in an uncured event of default as of the last day of a fiscal quarter. The COVID-19 pandemic has caused significant disruptions to our operations, and there can be no assurance that our future operating performance will be adequate for us to continue to pay dividends on the Series A Preferred Stock.

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

Each of our Revolving Facility and CMBS Facility uses London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. As a result of reference rate reform, the LIBOR index for new contracts will cease as of December 31, 2021 and the LIBOR index will no longer be published after June 30, 2023. Our Revolving Facility and CMBS Facility provide for alternate interest rate calculations. There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the Revolving Facility and CMBS Facility or their refinanced debt.
Dividends
    Dividends are authorized at the discretion of our board of directors based on an analysis of our prior performance, market distribution rates of our industry peer group, our desire to minimize our income tax liability (including availability of tax net operating loss carryforwards), expectations of performance for future periods, including actual and anticipated operating cash flow, changes in market capitalization rates for investments suitable for our portfolio, capital expenditure needs, dispositions, general financial condition and other factors that our board of directors deems relevant.  The board’s decision will be influenced, in part, by its obligation to ensure that we maintain our status as a REIT.
    To date, capital gains have not been a significant factor in our taxable income. However, as we execute our disposition strategy, we may recognize increased capital gains, which may result in additional regular or special distributions. Such distributions are not required in order to maintain REIT status and are at the discretion of our board of directors. All dividends paid in 2020 and 2019 were classified as a return of capital for tax purposes. There is no assurance that future distributions will be similarly classified.

We paid cash common stock dividends for the year ended December 31, 2020 of $22 million related to our fourth quarter 2019 dividend and our first quarter 2020 dividend. Due to the impact of the COVID-19 pandemic on our operating cash flow, we suspended our common stock dividend for the remainder of the year ended December 31, 2020. In addition, the credit agreement relating to our Revolving Facility, as amended, restricts our ability to pay cash dividends on our common stock, except in circumstances when such dividends are required to maintain our REIT tax status. Our board of directors determined no additional common dividend amounts were required to meet the REIT federal income tax requirements for 2020 and through the date of this report. We expect to continue to suspend our common stock dividend while the Revolving Facility is outstanding.

Share Repurchase Program

    On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by it, including through repurchase plans complying with the rules and regulations of the SEC. The amount and timing of any repurchases made under the share repurchase program will depend on a variety of factors, including available liquidity, cash flow and market conditions. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. No shares were purchased in 2020 under the share repurchase program. Our Revolver Credit Agreement, as amended, restricts our ability to repurchase additional shares and, accordingly, we have temporarily suspended the share repurchase program. During 2019, we acquired 2.6 million shares at a weighted average cost per share of $11.34.

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

As a result of the COVID-19 pandemic, the lodging industry in general and our operations specifically were significantly disrupted. Hotel properties that previously recognized positive cash flow are now reporting current period losses, where forecasted results are highly uncertain. Accordingly, several steps and assessments in completing the impairment review as noted above required increased business judgement. These include identifying hotel properties and other factors where the carrying amounts may not be recoverable; determining the expected probability of future undiscounted cash flows, which is highly dependent on assessments for the duration and magnitude of the COVID-19 pandemic; and current estimates of fair value. In this environment, we have given more weight to our most recent actual operating results, including known trends from our non-core hotel disposition strategy. Changes in those estimates and assumptions could result in different assessments which may result in impairment losses in future periods.

Income Taxes

    We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our consolidated financial statements for the years ended December 31, 2020 or 2019 related to our REIT operations; however, CorePoint TRS, our wholly owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes, and we may be subject to state and local taxes. We were subject to U.S. federal, state and local taxes prior to the Spin-Off and our REIT election.
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
    We are subject to or are contractually responsible for audits by federal and state tax authorities related to prior periods, which may result in additional tax liabilities. We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more-likely-than-not to be sustained upon conclusion of the examination. Accordingly, as of December 31, 2020, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax and/or additional taxes would be imposed on the REIT, or its taxable REIT subsidiary, related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.

The COVID-19 pandemic has resulted in taxable income losses to CorePoint TRS. To the extent these tax losses are not available to be realized in carry backs to prior years, these tax losses are carried forward as tax net operating losses. Our ability to realize these tax net operating losses is dependent on our generating future taxable income. Due to our recent operating losses and CorePoint TRS’s short operating history, we have concluded that we have not meet the GAAP standards for realization and recognition of those tax net operating losses. Accordingly, based on these judgements we have applied a valuation allowance for those portions of the net operating losses. This assessment and the recognition of the tax operating losses may change based on our future operating performance, which may result in the recognition of increased income tax expenses or benefits.

New Accounting Pronouncements

    See Note 2 “Significant Accounting Policies and Recently Issued Accounting Standards” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting pronouncements.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of CorePoint Lodging Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CorePoint Lodging Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 11, 2021

We have served as the Company’s auditor since 2006.

CorePoint Lodging Inc.
Consolidated Balance Sheets
As of December 31, 2020 and 2019
(in millions, except share data)

	2020	2019
Assets:
Real estate:
Land	$511	$604
Buildings and improvements	1,813	2,162
Furniture, fixtures, and other equipment	293	347
Gross operating real estate	2,617	3,113
Less accumulated depreciation	(1,083)	(1,216)
Net operating real estate	1,534	1,897
Construction in progress	5	14
Total real estate, net	1,539	1,911

Right of use assets	16	21
Cash and cash equivalents	143	101
Accounts receivable, net	13	33
Other assets	55	43
Total Assets	$1,766	$2,109

Liabilities and Equity:
Liabilities:
Debt, net	$810	$915
Mandatorily redeemable preferred shares	15	15
Accounts payable and accrued expenses	48	82
Dividends payable	—	11
Other liabilities	36	43
Deferred tax liabilities	—	6
Total Liabilities	909	1,072
Commitments and contingencies
Equity:
Common stock, $0.01 par value; 1.0 billion shares authorized; and 58.0 million and 57.2 million shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Additional paid-in-capital	963	954
Retained earnings (accumulated deficit)	(109)	80
Noncontrolling interest	2	2
Total Equity	857	1,037
Total Liabilities and Equity	$1,766	$2,109

See Notes to Consolidated Financial Statements.

CorePoint Lodging Inc.
Consolidated Statements of Operations
For the years ended December 31, 2020 and 2019
(in millions, except per share data)

	2020	2019
Revenues:
Rooms	$401	$795
Other	10	17
Total Revenues	411	812
Operating Expenses:
Rooms	220	383
Other departmental and support	76	119
Property tax, insurance and other	59	73
Management and royalty fees	40	80
Corporate general and administrative	28	41
Depreciation and amortization	159	181
Impairment loss	54	141
Gain on casualty	(5)	(2)
Gain on sales of real estate	(71)	(32)
Total Operating Expenses	560	984
Operating Loss	(149)	(172)
Other Income (Expenses):
Interest expense	(43)	(69)
Other income, net	5	33
Total Other Expenses, net	(38)	(36)
Loss before income taxes	(187)	(208)
Income tax benefit (expense)	9	(4)
Net loss	$(178)	$(212)

Weighted average common shares outstanding - basic and diluted	56.6	57.1

Basic and diluted loss per share	$(3.14)	$(3.71)

See Notes to Consolidated Financial Statements.

CorePoint Lodging Inc.
Consolidated Statements of Equity
For the years ended December 31, 2020 and 2019
(in millions, except per share data)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity
	Shares	Amount
Balance as of January 1, 2019	59.5	$1	$974	$319	$3	$1,297
Cumulative effect of a change in accounting principle	—	—	—	1	—	1
Net loss	—	—	—	(212)	—	(212)
Dividends on common stock ($0.80 per share)	—	—	—	(46)	—	(46)
Equity-based compensation	0.4	—	11	—	—	11
Purchase of common stock	(2.7)	—	(31)	—	—	(31)
Distributions to noncontrolling interest	—	—	—	—	(1)	(1)
Final settlement of Spin-Off from La Quinta Holdings Inc.	—	—	—	18	—	18
Balance as of December 31, 2019	57.2	1	954	80	2	1,037
Net loss	—	—	—	(178)	—	(178)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	1.0	—	10	—	—	10
Purchase of common stock	(0.2)	—	(1)	—	—	(1)
Balance as of December 31, 2020	58.0	$1	$963	$(109)	$2	$857

See Notes to Consolidated Financial Statements.

CorePoint Lodging Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2020 and 2019

	2020	2019
Cash flows from operating activities:
Net loss	$(178)	$(212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	159	181
Amortization of deferred costs and other assets	12	22
Gain on casualty	(5)	(2)
Impairment loss	54	141
Gain on sales of real estate	(71)	(32)
Equity-based compensation expense	10	11
Deferred tax benefit	(6)	(1)
Changes in assets and liabilities:
Accounts receivable	8	(9)
Other assets	7	9
Accounts payable and accrued expenses	(28)	2
Other liabilities	—	6
Net cash provided by (used in) operating activities	(38)	116
Cash flows from investing activities:
Proceeds from sale of real estate	248	161
Capital expenditures, primarily investments in existing real estate	(24)	(74)
Lender and other escrows	(10)	5
Insurance proceeds related to real estate casualties	15	11
Net cash provided by investing activities	229	103
Cash flows from financing activities:
Proceeds from debt	110	—
Repayment of debt	(221)	(114)
Debt issuance costs	(1)	—
Payment of insurance financing	(14)	(11)
Dividends on common stock	(22)	(46)
Distributions to noncontrolling interests	—	(1)
Purchase of common stock	(1)	(31)
Collection of Spin-Off final settlement	—	17
Net cash used in financing activities	(149)	(186)
Increase in cash and cash equivalents	42	33
Cash and cash equivalents at the beginning of the year	101	68
Cash and cash equivalents at the end of the year	$143	$101

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
    The following table sets forth the number of owned and joint venture hotels and approximate number of rooms as of December 31, 2020 and 2019, respectively:

	2020		2019
	Hotels	Rooms	Hotels	Rooms
Owned	208	27,600	270	34,800
Joint Venture	1	200	1	200
Totals	209	27,800	271	35,000
     For U.S. federal income tax purposes, we are taxed as a real estate investment trust (“REIT”). We believe that we are organized and operate in a REIT-qualified manner and we intend to continue to operate as such. As a REIT, we are generally not subject to federal corporate income tax on the portion of our net income that is currently distributed to our stockholders. To maintain our REIT status, we are required to meet several requirements as provided by the Internal Revenue Code of 1986, as amended (the “Code”). These include that the Company cannot operate or manage our hotels. Therefore, we lease our hotel properties to CorePoint TRS L.L.C., our wholly owned taxable REIT subsidiary (“CorePoint TRS”), which engages third-party eligible independent contractors to manage the hotels. CorePoint TRS is subject to federal, state and local income taxes. To maintain REIT status, we must also distribute annually at least 90% of our “REIT taxable income,” as defined by the Code, to our stockholders. We intend to continue to meet our distribution and other requirements as required by the Code.

Basis of Presentation
    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements present our consolidated financial position as of December 31, 2020 and 2019 and results of operations for the two years ended December 31, 2020.
    The accompanying consolidated financial statements include our accounts, as well as our wholly owned subsidiaries and any consolidated variable interest entities (“VIEs”). We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our stockholders. All intercompany transactions have been eliminated.
Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes; impairment of long-lived assets, including applicable cash flow projections and fair value evaluations; depreciation and amortization; and going concern evaluations.  Actual results could differ from those estimates.

2.     Significant Accounting Policies and Recently Issued Accounting Standards
 Investment in Real Estate
    Property and equipment and other investments in real estate are stated at cost less accumulated depreciation computed using a straight-line method. Buildings and improvements have an estimated useful life of five to 40 years and furniture, fixtures and other equipment have an estimated useful life of two to ten years. Leasehold improvements are depreciated over the shorter of the underlying lease term or the useful lives of the related assets, generally ranging from two to 25 years.

    We capitalize expenditures that increase the overall value of an asset or extend an asset’s life, typically associated with hotel refurbishments, renovations, and major repairs. Such costs primarily include third-party contract labor, materials, professional design and other direct costs, and during the redevelopment and renovation period, interest, real estate taxes and insurance costs. The interest, real estate taxes and insurance capitalization period begins when the activities related to the development have begun and ceases when the project is substantially complete, and the assets are held available for use or occupancy. Once such a project is substantially complete and the associated assets are ready for intended use, interest, real estate taxes and insurance costs are no longer capitalized. Construction in progress primarily includes capitalized costs for ongoing projects that have not yet been put into service. Normal maintenance and repair costs are expensed as incurred.

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

Cash and Cash Equivalents

    We classify all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair market value. As of December 31, 2020, our Revolver Credit Agreement, as amended, required us to maintain a minimum liquidity of $60 million of cash and cash equivalents, as defined, at all times. See Note 5 “Debt” for additional information.
    We classify cash and cash equivalents as restricted cash when contractual agreements or arrangements impose restrictions on our ability to freely access and utilize the cash and cash equivalent amounts.

Accounts Receivable

    Accounts receivable primarily consists of receivables due from insurance settlements, our hotel manager, hotel guests, and credit card companies and are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on expected losses incurred over the life of the receivable, considering our historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when collection is not probable. We record uncollectible operating lease receipts as a direct offset to room revenues. Our insurance settlement receivables are recorded based upon the terms of our insurance policies and our estimates of insurance losses.  We recognize business interruption claims as revenue when collection is probable. As of December 31, 2020 and 2019, we had $3 million and $12 million of insurance settlement receivables, respectively. As of December 31, 2020 and 2019, we had $3 million and $9 million of receivables, respectively, related to the 2019 settlement of disputes with our hotel manager (the “Wyndham Settlement”). Remaining payments on the Wyndham Settlement are required to be paid no later than June 2021.

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

    Right of use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of payments based on a rate or index established subsequent to the lease commencement date and non-lease services related to the ground lease, primarily real estate taxes. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate. Our incremental borrowing rate is based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and a fully levered borrowing. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised. In our evaluation of the lease term, we consider other arrangements, primarily our debt and franchise agreements, which may have economic consequences related to failure to renew certain ground leases. For accounting purposes, such lease terms are not adjusted unless the contractual terms are modified. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. We have elected to treat rent concessions related to the novel coronavirus (“COVID-19”) pandemic as variable lease payments.
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
Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Valuations in this category are inherently less reliable than actively quoted market prices due to the degree of subjectivity involved in determining appropriate methodologies and the applicable underlying observable market assumptions. We consider contractual pricing from a hotel under contract for sale as a Level 2 input.
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
    We record all derivatives at fair value. On the date the derivative contract is entered into, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. As of December 31, 2020 and 2019, all of our derivative instruments were interest rate caps, and none are designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings.
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

Earnings Per Share
    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. Dilutive securities primarily include equity-based awards issued under long-term incentive plans.  Dilutive securities are excluded from the calculation of earnings per share for all periods presented because the effect would be anti-dilutive. The earnings per share amounts are calculated using unrounded amounts and shares which may result in differences in rounding of the presented per share amounts.

Income Taxes

    We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our consolidated financial statements for the years ended December 31, 2020 or 2019 related to our REIT operations; however, CorePoint TRS, our wholly owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes and we may be subject to state and local taxes.
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
    In determining our tax expense or benefit for financial statement reporting purposes, we must evaluate our compliance with the Code, including the transfer pricing determinations used in establishing rental payments between the REIT and CorePoint TRS. Accounting for income taxes requires, among others, interpretation of the Code, estimated tax effects of transactions, and evaluation of probabilities of sustaining tax positions, including realization of tax benefits. We recognize a valuation allowance for income tax benefits if it is more likely than not that all or a portion of the benefit will not be realized. We recognize tax positions only after determining that the relevant tax authority would more likely than not sustain the position following the audit.  The final resolution of those assessments may subject us to additional taxes. In addition, we may incur expenses defending our positions during Internal Revenue Service (“IRS”) tax examinations, even if we are able to eventually sustain our position with the tax authorities.
Concentrations of Credit Risk and Business Risk
    We have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. As of December 31, 2020, approximately 75% of our total cash and cash equivalents were held in accounts fully covered by FDIC insurance or money market accounts collateralized by U.S. treasuries. For our remaining cash and cash equivalent accounts, we utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We have diversified our accounts with several banking institutions in an attempt to minimize exposure to any one of these institutions. We also monitor the creditworthiness of our customers and financial institutions before extending credit or making investments.
    Substantially all of our revenues are derived from our lodging operations at our hotels. Lodging operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations.
We have a concentration of hotels operating in Texas, Florida and California. The number of hotels, percentages of total hotels and the percentages of our total revenues from these states as of and for the years ended December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020			December 31, 2019
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue
Florida	44	21%	20%	45	17%	16%
Texas	39	19%	17%	58	21%	21%
California	18	9%	12%	21	8%	12%
Total	101	49%	49%	124	46%	49%

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

Principal Components of Expenses
    As more fully explained in Note 8 “Commitments and Contingencies – Hotel Management and Franchising Agreements,” our third-party management company is responsible for the day to day operations of our hotels.  For many expenses, the manager directly contracts for the services in the capacity as a principal, and we reimburse our manager in accordance with the agreements.  We present the following expense components and only classify the fee portion of expense as management and royalty fees.  We classify all amounts owed to our manager and franchisor in accounts payable and accrued expenses.
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

Newly Issued Accounting Standards

    In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance enhances and simplifies various aspects of the current income tax guidance and reduces complexity by removing certain exceptions to the general framework. We adopted this guidance on January 1, 2021, and it did not have a material impact on our consolidated financial position and results of operations.

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

3.     Investments in Real Estate

    During the year ended December 31, 2020, 61 operating hotels were sold for gross proceeds of $274 million resulting in a gain on sales of $71 million. In addition, during 2020, one hotel was disposed by returning the property to the ground lessor at the end of the lease term. During the year ended December 31, 2019, 42 operating hotels were sold for gross proceeds of $173 million resulting in a $32 million gain on sale.

    For the year ended December 31, 2020, we recorded non-cash impairment losses of $54 million primarily due to lower valuation of certain of our properties related to the impact of the COVID-19 pandemic on the lodging industry. We recorded $141 million of non-cash impairment losses during the year ended December 31, 2019, due to shortened holding periods for many of our hotels and assumptions related to future operations. We will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 pandemic data and effects, analysis related to our operations, fair value, our holding periods and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Such changes in circumstances and analysis may result in impairment losses in future periods.

    We have experienced hurricane, fire and other property and casualty damages to certain of our hotels. We carry comprehensive property, casualty, flood and business interruption insurance that we anticipate will cover our losses at these hotels, subject to a deductible. Accordingly, we may not be fully reimbursed for property and casualty damages from insurance which would require us to fund the deficiencies from other sources.
As of December 31, 2020, we have not recognized any potential insurance claims related to COVID-19 pandemic losses. Given the contractual uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

    Construction in progress includes capitalized costs for ongoing projects that have not yet been put into service.

4.     Other Assets
    The following table presents other assets as of December 31, 2020 and 2019 (in millions):

	2020	2019
Lender and other escrows	$35	$20
Prepaid expenses	8	10
Intangible assets, net	4	4
Federal and state tax receivables	5	—
Other assets	3	9
Total other assets	$55	$43

5.     Debt
    The following table presents the carrying amount of our debt as of December 31, 2020 and 2019 (in millions):

	2020	2019
CMBS Facility	$725	$921
Revolving Facility	85	—
	810	921
Less: unamortized debt issuance costs	—	(6)
Total debt, net	$810	$915

CMBS Facility

    Certain indirect wholly-owned subsidiaries of CorePoint (collectively, the “CorePoint CMBS Borrower”), CorePoint TRS and CorePoint Operating Partnership L.P. (“CorePoint OP”) are parties to a loan agreement (the “CMBS Loan Agreement”) providing for a multiple rate tranched mortgage loan secured primarily by mortgages for substantially all of our wholly-owned hotels, an excess cash flow pledge for five owned and ground leased hotels and other collateral customary for mortgage loans of this type (the “CMBS Facility”).

    The CMBS Facility matures on June 9, 2021, with four one-year extension options remaining, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement. No principal payments are due prior to the scheduled or extended maturity date.  The CMBS Facility is pre-payable in whole or in part subject to payment of all accrued interest through the end of the applicable accrual period.

The terms of the CMBS Facility state that it bears interest at a rate equal to the sum of an applicable margin plus one-month LIBOR. As of December 31, 2020 and 2019, one-month LIBOR was 0.14% and 1.76%, respectively. Interest is generally payable monthly. As of December 31, 2020, the weighted average applicable margin on the CMBS Facility was 2.82% and the weighted average interest rate was 2.96%. As of December 31, 2019, the weighted average applicable margin on the CMBS Facility was 2.75% and the weighted average interest rate was 4.51%. The applicable margin will increase by 15 basis points after June 2023 and an additional 10 basis points after June 2024. Additional principal prepayments, if any, will be applied to the lower interest-bearing tranches, reducing total future interest expense but having the effect of increasing the applicable margin thereafter on the remaining outstanding principal balance. The applicable margins for the tranches range from 2.29% to 3.95%.

We may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lessor of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CorePoint CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement and (y)

the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. Since May 2020, substantially all net sale proceeds have been required to be paid under the CMBS Loan Agreement to release the collateralized property under the CMBS Facility, and we believe that future hotel collateral releases will likely require the payment of all (or substantially all) net sale proceeds as well. During the year ended December 31, 2020 and 2019, respectively, primarily in connection with the sale of 61 and 42 secured hotel properties, $196 million and $114 million of the net proceeds were used to pay down the principal of the CMBS Facility.

The CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts (referred to as a “CMBS Facility cash trap”) during the continuation of an event of default under the loan or if and while the debt yield for the CMBS Facility falls below 12.33% through May 30, 2023 and 12.83% thereafter, in each case, for two consecutive quarters.  We are not currently and have not been subject to an event of default under the CMBS Facility. However, due to the requirements of the applicable debt yield, beginning in the fourth quarter of 2020, including December 31, 2020, hotel operating cash receipts are subject to the CMBS Facility cash trap. So long as there is no continuing event of default under the CMBS Facility, cash and cash equivalents subject to the CMBS Facility cash trap are generally available for any operating expenses, emergency repairs and/or life safety issues, capital expenditures (after application of any amounts then held in reserve), hotel taxes and custodial funds, costs incurred in connection with the purchase of any furniture, fixtures and equipment, costs incurred in connection with the purchase of interest rate caps, voluntary prepayment of the CMBS Facility, certain legal, audit, tax and accounting expenses, certain required REIT distributions, restoration expenses, debt service under the CMBS Facility and the Revolving Facility, fees and costs payable under the CMBS Facility and Revolving Facility, leasing costs, alterations of the properties, payment of shortfalls for required deposits under the CMBS Facility, payments due under ground leases and such other items as reasonably approved by the CMBS Facility lender. Certain disbursements, primarily other corporate and general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of the CMBS Facility lender. As of December 31, 2020, the cash and cash equivalents subject to the CMBS Facility cash trap were approximately $15 million. We will be subject to the CMBS Facility cash trap until we are in compliance with the applicable debt yield requirement described above for two consecutive quarters or prepay the loan in an amount such that we are in compliance with the required debt yield. There can be no assurance that our future operating performance will be adequate for us to meet the requirements to be released from the CMBS Facility cash trap provisions.

The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings.  As of December 31, 2020, we believe we were in compliance with these covenants.

At the origination of the CMBS Facility, the CorePoint CMBS Borrower deposited in the loan servicer’s account $15 million in upfront reserves for property improvement and environmental remediation, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs.  In June 2020, the CorePoint CMBS Borrower deposited in the loan servicer’s account an additional $6 million in reserves primarily related to property insurance coverage and higher property insurance deductibles, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs.

Revolving Facility
    CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), CorePoint Lodging Inc., CorePoint OP GP, L.L.C., and CorePoint OP are parties to a credit agreement (the “Revolver Credit Agreement”), as amended (the “Revolving Facility”). As of December 31, 2020, $85 million was outstanding under the Revolving Facility and we had no additional borrowings available. In addition, as of December 31, 2020, there was a $2 million outstanding letter of credit issued under the Revolving Facility. As of December 31, 2020, the Revolving Facility was scheduled to mature on May 31, 2021.

    In May 2020, in connection with an amendment to the Revolver Credit Agreement, interest under the Revolving Facility increased to either a base rate plus a margin of 4.0% per annum or an adjusted LIBOR rate plus a margin of 5.0% per annum. Prior to the May 2020 amendment, the base rate and LIBOR margins were 3.5% and 4.5%, respectively.  With respect to base rate loans, interest will be payable at the end of each quarter.  With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly.  The choice of the base rate or LIBOR borrowing rate is at CorePoint’s option. As of December 31, 2020, the Revolving Facility interest rate was 5.19%. We had no borrowings under the Revolving Facility as of December 31, 2019.

In connection with the May 2020 amendment, we made scheduled aggregate principal payments of $25 million during August 2020 to December 2020.
The May 2020 amendment also requires that we maintain a minimum liquidity of $60 million of cash and cash equivalents, as defined, at all times. The minimum liquidity amount is reduced on a dollar-for-dollar basis in respect of 50% of any unscheduled amounts utilized to repay our Revolving Facility and permanently reduce the commitments thereunder. No unscheduled payments have been made through December 31, 2020.

Beginning in May 2020, the Revolving Facility lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as the “Revolving Facility cash trap”). Cash and cash equivalents subject to the cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lender. The terms of the CMBS Facility cash trap are senior to the Revolving Facility cash trap but are generally similar in scope and are not cumulative in the effect on our cash and cash equivalents. As of December 31, 2020, the Revolving Facility cash trap encompassed all of the CMBS Facility cash trap cash and cash equivalents plus an additional $6 million of cash and cash equivalents.

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

Certain disbursements, primarily dividends to common stockholders and repurchases of our common stock, and issuances of new debt or equity would require consent of the Revolving Facility lenders. As of December 31, 2020, we believe we were in compliance with these terms and covenants of the Revolver Credit Agreement.

In March 2021, the CorePoint Revolver Borrower entered into an amendment to the Revolver Credit Agreement extending the maturity to May 30, 2022, subject to a springing maturity if the CMBS Facility maturity is not extended under certain specified terms. See Note 16. “Subsequent Events” for additional details.

6.     Mandatorily Redeemable Preferred Stock

    We have 15,000 outstanding shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), held by an unrelated third-party. The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon.  The Series A Preferred Stock is senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. Except as described below, cash dividends on the Series A Preferred Stock are paid quarterly at a rate of 13% per annum.  If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and not been cured) with respect to the Series A Preferred Stock, we are required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum.  Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock.  Beginning July 1, 2020, we exceeded the 7.5 to 1.0 leverage ratio noted above, and accordingly, the Series A Preferred Stock dividend rate is currently 15% per annum. The Series A Preferred Stock dividend rate will not return to 13% per annum until our leverage ratio is equal to or less than the applicable leverage ratio and we are not in an uncured event of default as of the last day of a fiscal quarter. There can be no assurance that our future operating performance will be adequate for us to meet the requirements to achieve the lower dividend rate.

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
    Holders of Series A Preferred Stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable. As of December 31, 2020, neither event described above has occurred.

7.    Accounts Payable and Accrued Expenses and Other Liabilities
    The following table presents our accounts payable and accrued expenses and other liabilities as of December 31, 2020 and 2019 (in millions):

	2020	2019
Due to hotel manager	$7	$26
Real estate taxes	17	22
Sales and occupancy taxes	3	7
Other accounts payable and accrued expenses	21	27
Total accounts payable and accrued expenses	$48	$82

Operating lease liabilities	$20	$25
Below market leases, net	3	5
Insurance financing	2	2
Other liabilities	11	11
Total other liabilities	$36	$43

8.     Commitments and Contingencies

Hotel Management and Franchising Agreements

Management Fees

    On May 30, 2018, wholly-owned subsidiaries of the Company entered into separate hotel management agreements with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined. The term of the management agreements is through May 30, 2038, subject to two renewals of five years each, at LQM’s option.  There are penalties for early termination.

    LQM generally has sole responsibility for all activities necessary for the operation of our hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. LQM also provides all employees for the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. We have consultative and limited approval rights with respect to certain actions of LQM, including entering into long-term or high value contracts, engaging in certain actions relating to legal proceedings, approving the operating budget, making certain capital expenditures and the hiring of certain management personnel. We are also responsible for reimbursing LQM for certain costs incurred by LQM during the fulfillment of their duties, such as payroll costs for certain of their employees, general and workers’ compensation liability insurance and other costs that the manager incurs to operate the hotels.

    For the years ended December 31, 2020 and 2019, our management fee expense was $20 million and $40 million, respectively. For the years ended December 31, 2020 and 2019, we also incurred termination fees to our manager of $12 million and $7 million, respectively. The termination fees were substantially in connection with sales of our hotels and the resulting termination of the management agreement for each hotel.

Royalty Fees

    On May 30, 2018, we entered into separate hotel franchise agreements for each of our wholly owned hotels with La Quinta Franchising LLC (“LQ Franchising”). Pursuant to the franchise agreements, we were granted a limited, non-exclusive license to use our franchisor’s brand names, marks and system in the operation of our hotels. The franchisor also may provide us with a variety of services and benefits, including centralized reservation systems, participation in customer loyalty programs, national advertising, marketing programs and publicity designed to increase brand awareness, as well as training of personnel. In return, we are required to operate franchised hotels consistent with the applicable brand standards.

    Our franchise agreements require that we pay a 5% royalty fee on gross room revenues.  The term of the franchise agreements is through May 30, 2038, subject to one renewal of ten years, at our option, subject to certain conditions.  There are penalties for early termination. For the years ended December 31, 2020 and 2019, our royalty fee expense was $20 million and $40 million, respectively.

    In addition to the royalty fee, the franchise agreements include a reservation fee of 2% of gross room revenues, a marketing fee of 2.5% of gross room revenues, a loyalty program fee of 5% of eligible room night revenues, and other miscellaneous ancillary fees.  Reservation fees are included within rooms expense and the marketing fee and loyalty program fees are included within other departmental and support expenses in the accompanying consolidated statements of operations.

    Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. As of December 31, 2020, no such notices have been received; however, approximately 58% of our hotels are potentially eligible for such capital expenditure requirements. Through 2028, our remaining hotels will become eligible for such notices and capital expenditure requirements. We expect to meet these requirements primarily through our recurring capital expenditure program.  As of December 31, 2020, $15 million was held in lender escrows that can be used to finance these requirements. As a result of the impact of the COVID-19 pandemic, our franchisor waived any brand standards that require capital investment (except for health and safety standards) until January 1, 2021.

Litigation

    We are a party to a number of pending claims and lawsuits arising in the normal course of business. We do not consider our ultimate liability with respect to any such claims or lawsuits, or the aggregate of such claims and lawsuits, to be material in relation to our consolidated financial condition, results of operations or our cash flows taken as a whole.
    We maintain property and other liability insurance; however, certain losses or defense costs are within the retention or insurance deductible amount and are not covered by or are only partially covered by insurance policies. We regularly evaluate our ultimate liability costs with respect to such claims and lawsuits. We accrue costs from litigation as they become probable and estimable.
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

In 2014, the IRS commenced a tax audit, primarily related to transfer pricing for internal rents charged by our prior REIT. Subsequently, we have supplied information to the IRS supporting our position. In November 2019, the IRS issued notices of proposed adjustments (“NOPA”, also known as a 30 Day Letter) proposing a redetermined rent adjustment resulting in approximately $138 million of additional federal taxes, attributable to tax years 2010 and 2011, exclusive of penalties and interest. Additionally, the

November 2019 NOPA proposed an adjustment resulting in the loss of tax operating loss carryforwards generated in tax years 2006 through 2009. The adjustment to the tax operating loss carryforwards, measured at the tax rates enacted during the year of utilization and exclusive of penalties and interest, is $31 million. During 2020, we and the IRS have respectively corresponded in disagreement with the other’s positions. Accordingly, in September 2020, the audit was transferred to the IRS Appeals office to begin the appeals process and the statute of limitations was extended to December 31, 2021. The conference with the appeals team is scheduled for the second quarter 2021 whereby both sides, the taxpayers and the exam team, will present their case to the appeals team.

We have concluded that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more likely than not to be sustained upon conclusion of the examination. Accordingly, as of December 31, 2020, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax and/or additional taxes would be imposed on the REIT, or its taxable REIT subsidiary, related to the excess rent and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flow and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes.
Purchase Commitments
    As of December 31, 2020, we have approximately $17 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business. Approximately $14 million of this amount relates to long-term hotel service contracts payable over approximately four remaining years.

Lessee Commitments

    As a lessee, our lessee arrangements are primarily for ground leases at certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years, with initial term maturities occurring between 2022 and 2096. The weighted average remaining lease term is 31 years and 30 years as of December 31, 2020 and 2019, respectively. The weighted-average discount rate related to these leases was 8.75% and 8.70% as of December 31, 2020 and 2019, respectively. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts.  Our other leases primarily relate to our corporate office.

    The contractual maturity analysis of all of our operating lease liabilities on an undiscounted basis as of December 31, 2020, is as follows (in millions):

Year	Amount
2021	$3
2022	3
2023	3
2024	3
2025	2
Thereafter	50
Total	$64
    The difference between the undiscounted contractual payments of $64 million above and the December 31, 2020 operating lease liabilities of $20 million (included in our “other liabilities”) is the present value of imputed interest. Contractual payments include base rents that have been contractually reset based on inflation indexes as of December 31, 2020.
    For the years ended December 31, 2020 and 2019, we incurred rent expense of $3 million and $5 million, respectively. Differences between amounts expensed and cash paid were not significant. Rent expense is included in property tax, insurance and other expenses in our consolidated statements of operations.
Post-employment Benefits
    We have entered into severance plans with all executives and other employees. New employees are added at their date of employment. The plans include salary continuation, severance benefits, continuation of health care coverage and other supplemental post-employment benefits, all which vary depending on the employee’s position and apply where there is termination without cause. We had no expenses related to these severance plans in 2020. For the year ended December 31, 2019, we incurred $7 million of corporate general and administrative expense related to these severance plans. For the year ended December 31, 2020, we incurred $1 million of severance expense at our hotels, primarily related to COVID-19 staffing reductions of employees of our hotel manager.

9.     Equity

Share Repurchase Program

    On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Effective with the May 2020 amendment to our Revolving Facility, our Revolver Credit Agreement restricts us from making any such purchases. Accordingly, we have temporarily suspended purchases under the share repurchase program and no shares were acquired in 2020. During 2019, we acquired 2.6 million shares at a weighted average cost per share of $11.34 under the share repurchase program.

Dividends

In April 2020, our board of directors suspended the common stock dividend for the second quarter of 2020 and for the remainder of 2020. In addition, effective with the May 2020 amendment to our Revolving Facility, the Revolver Credit Agreement restricts our ability to pay cash dividends on our common stock, unless required to meet REIT federal income tax requirements. Our board of directors determined no additional common dividend amounts were required to meet the REIT federal income tax requirements for 2020. Accordingly, we do not expect to resume common stock dividends until after our Revolving Facility is retired.

10.     Revenue

    Revenues for the years ended December 31, 2020 and 2019 are comprised of the following components (in millions):

	For the Year Ended December 31,
	2020	2019
Operating lease revenues:
Rooms	$401	$795
Other	4	6
Total lease revenues	405	801

Customer revenues	6	11
Total revenues	$411	$812

    Other operating lease revenues primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues in the accompanying consolidated statements of operations, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For each of the years ended December 31, 2020 and 2019, we had an insignificant amount of variable lease revenue.

As of December 31, 2020, future minimum rental income to be received under non-cancelable operating leases, in excess of one year, is as follows (in millions):

Year ending December 31,	Operating lease income
2021	$2
2022	1
2023	1
2024	1
2025	1
Thereafter	1
$7

11.     Equity-Based Compensation

    Our 2018 Omnibus Incentive Plan (the “Plan”), authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards to our employees and non-employee directors.  A total of eight million shares of common stock has been authorized for issuance under the Plan and five million shares of common stock are available for issuance as of December 31, 2020.

The RSAs and RSUs are time-based and are not subject to future performance targets. The RSAs generally vest over one to three years. The RSUs generally vest over one to two years, with certain RSUs vesting immediately upon grant. RSAs and RSUs are initially recorded at the market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of December 31, 2020, these performance targets relate to relative and absolute total shareholder returns, as defined, which are treated as market-based conditions. Accordingly, these market-based PSUs are recorded at the fair value of the award using a Monte Carlo simulation valuation model. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events. For the years ended December 31, 2020 and 2019, we recognized $10 million and $11 million of equity-based compensation expense, respectively.

    The following table summarizes the activity of our RSAs, RSUs and PSUs during December 31, 2020 and 2019 which represent our equity-based compensation activity

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	884,068	$20.50	—	$—	14,624	$5.77
Granted	453,451	$11.02	447,527	$6.99	689	$11.97
Converted	(616,912)	$14.32	—	$—	(10,241)	$6.05
Forfeited	(66,817)	$15.20	(78,558)	$6.99	—	$—
Outstanding at December 31, 2019	653,790	$20.30	368,969	$6.99	5,072	$6.05
Granted	919,106	$3.88	979,482	$5.42	290,835	$4.52
Converted	(541,414)	$9.98	—	$—	(5,464)	$6.06
Outstanding at December 31, 2020	1,031,482	$11.09	1,348,451	$5.85	290,443	$4.52

As of December 31, 2020, no outstanding RSAs or PSUs were vested, and 87,089 outstanding RSUs were vested. As of December 31, 2019, no outstanding RSAs, PSUs or RSUs were vested.
RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

12.    Income Taxes

    The components of our income tax expense (benefit) for the years ended December 31, 2020 and 2019 are as follows (in millions):

	For the Year Ended December 31,
	2020	2019
Current expense (benefit):
Federal	$(3)	$3
State	—	2
Total current expense (benefit)	(3)	5
Deferred benefit:
Federal	(5)	(1)
State	(1)	—
Total deferred benefit	(6)	(1)
Income tax expense (benefit)	$(9)	$4

The significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in millions):

	December 31, 2020	December 31, 2019
Deferred Tax Assets
Net operating losses	$18	$—
Insurance loss claim accruals	3	3
Compensation accruals	2	—
Allowance for doubtful accounts	—	1
Total deferred tax assets	23	4
Less: Valuation allowance	(16)	—
Total deferred tax assets, net of valuation allowance	7	4
Deferred Tax Liabilities
Real estate, net	(6)	(7)
Linens, uniforms and supplies	—	(2)
Prepaid expenses	(1)	(1)
Deferred tax liabilities	(7)	(10)
Net deferred tax liabilities	$—	$(6)

    As of December 31, 2020, deferred tax assets includes a gross federal tax net operating loss (“NOL”) of $88 million, related to CorePoint TRS. The COVID-19 pandemic has resulted in tax losses to CorePoint TRS. To the extent these tax losses are not available to be realized in carry backs to prior years, these tax losses are carried forward as tax net operating losses and do not expire. The utilization of a NOL carryforward is limited by the amount of taxable income generated in subsequent years and other factors. Due to our recent operating losses and CorePoint TRS’s short operating history, we have concluded that we have not met the GAAP standards for realization and recognition of those NOLs. Accordingly, we have applied a valuation allowance of $16 million for the NOL. This assessment and the recognition of the NOLs may change based on our future operating performance.

Our income tax expense (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following items for the years ended December 31, 2020 and 2019 (in millions):

	For the Year Ended December 31,
	2020	2019
Statutory U.S. federal income tax benefit	$(60)	$(44)
State income tax, net of U.S. federal tax benefit	(4)	1
REIT operating losses not subject to federal income tax	39	47
Valuation allowance	16	—
Income tax expense (benefit)	$(9)	$4

13.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis
    We use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. As of December 31, 2020, we have two LIBOR interest rate caps with an aggregate notional value of $921 million that terminate in the second quarter of 2021. As of December 31, 2020, the fair value of these interest rate caps was less than $0.1 million.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    We have recorded non-cash impairment losses related to the reduction in the fair value of certain of our real estate investments and long-lived assets. The impairment losses in 2020 related to lower valuation of certain of our properties due to the impact of the COVID-19 pandemic on the lodging industry and final disposal costs related to a property previously impaired in 2019. The impairment losses in 2019 related to changes in management’s estimate of the intended holding periods for certain of our hotels. Our process to estimate the fair value of an asset involves using the sales price of an executed sales agreement, which would be considered a Level 2 assumption within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate revenue multiples that we believe would be used by a third-party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy.

    The following table summarizes the assets which were measured at fair value and impaired during 2020 and 2019 (in millions):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices in Active Market for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Total Losses
For the year ended December 31, 2020
Real estate (2)	$310	$—	$7	$303	$52

For the year ended December 31, 2019
Real estate	$299	$—	$31	$268	$138
Right of use assets	$22	$—	$—	$22	$3
 ____________________
(1)     The Level 3 unobservable inputs consist of internally developed cash flow models and fair value estimates that included projections of revenues, expenses and capital expenditures and market valuations based on multiples of revenue generally ranging from 2.0x to 3.0x. These assumptions were based on trends and comparable transactions in the lodging industry; our historical data and experience; our budgets, including those prepared by our third-party hotel manager; lodging industry valuation trends; projected closing costs; and micro- and macro-economic trends and projections. Our estimated fair values also considered factors related to our franchise and management agreements, requirements to meet certain brand standards and other potential costs to be incurred during our projected holding period.
(2)    The fair value of real estate assets was $310 million and $267 million as of the June 30, 2020 impairment date and as of December 31, 2020, respectively. The change in fair value from June 30, 2020 to December 31, 2020 relates to $14 million of depreciation expense and $29 million due to sales of assets subsequent to the impairment date. The December 31, 2020 fair value of impaired assets of $267 million includes all Level 3 measurements.

Financial Instruments Not Reported at Fair Value

    For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of December 31, 2020 and 2019 (in millions):

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility (1)(2)	$725	$705	$921	$921
Debt - Revolving Facility (1)(2)	$85	$84	$—	$—
Mandatorily redeemable preferred shares (1)	$15	$15	$15	$15
 ____________________
(1)Classified as Level 3 under the fair value hierarchy.
(2)    Carrying amount excludes unamortized deferred debt issuance costs of $6 million as of December 31, 2019. We had no unamortized deferred debt costs as of December 31, 2020.
    We estimate the fair value of our debt and mandatorily redeemable preferred stock by using discounted cash flow analysis based on current market inputs for similar types of arrangements. For the fair values as of December 31, 2020, we also included market inputs related to the COVID-19 pandemic, primarily higher required interest rates and decreased discounted cash flow projections. Fluctuations in these assumptions, including changes in market assessments related to the COVID-19 financial effects, will result in different estimates of fair value.
    We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows approximate fair value as of December 31, 2020 and 2019, due to their short-term nature.

14.     Related Party Transactions

    As of December 31, 2020 and 2019, affiliates of The Blackstone Group Inc. (“Blackstone”) beneficially owned approximately 30% of our outstanding shares of common stock and held horizontal risk retention certificates issued by the trust that holds our CMBS Facility indebtedness (“Class HRR Certificates”). As of December 31, 2020 and 2019, the portion of our CMBS Facility outstanding balance that correlates to the Class HRR Certificates was $79 million and $88 million, respectively. Total interest payments made to Blackstone as a holder of such Class HRR Certificates for the years ended December 31, 2020 and 2019 were $4 million and $6 million, respectively.

15.      Supplemental Disclosures of Cash Flow Information

    The following table presents the supplemental cash flow information for the years ended December 31, 2020 and 2019 (in millions):

	For the Year Ended December 31,
	2020	2019
Supplemental cash flow information:
Interest paid during the period	$36	$52
Income taxes paid during the period, net of refunds	$1	$1

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$3	$1
Casualty receivable related to real estate	$—	$7
Dividends payable on common stock	$—	$11
Recognition of right of use operating lease assets and operating lease liabilities	$—	$28
Financing of insurance	$12	$14

16.      Subsequent Events

    Subsequent to December 31, 2020, we sold, in separate transactions, eight operating hotels for a gross sales price of $38 million, recognizing an estimated gain on sales of approximately $9 million. As of December 31, 2020, none of these hotels were classified as assets held for sale because they did not meet the accounting criteria established for such classification. We used $33 million of the net sales proceeds to pay down the principal of the CMBS Facility.

On March 8, 2021, the CorePoint Revolver Borrower, our indirect wholly-owned subsidiary, entered into an amendment to our Revolver Credit Agreement to extend the maturity date from May 31, 2021 to May 30, 2022, subject to a springing maturity if the CMBS Facility maturity is not extended under certain specified terms. As part of the amendment process, we agreed to repay $20 million of the $85 million outstanding ($5 million upon execution of the amendment and then $5 million per month starting in June 2021 through August 2021). We also must comply with a minimum liquidity requirement of $85 million (subject to certain dollar-for-dollar reductions in respect of 100% of such scheduled monthly payments utilized to repay and reduce the commitments under the Revolving Credit Facility, other than the required $5 million upfront repayment, and 50% in respect of certain repayment amounts utilized to repay and reduce commitments under the Revolving Credit Facility). The amendment also includes a 1.00% per annum increase in the interest rate margin, with continued restrictions on our ability to make common stock dividend payments (except to the extent required to maintain REIT status), make investments and to incur additional indebtedness above certain levels, subject to certain exceptions. The Revolving Facility cash trap will remain in place for the duration of the extended term.

* * * * *

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
Changes in Internal Control Over Financial Reporting
    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
i.pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
ii.provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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

    Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Item 9B. Other Information

    On March 8, 2021, CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), our indirect wholly-owned subsidiary entered, into the Third Amendment (the “Amendment”) to the Revolver Credit Agreement, dated as of May 30, 2018 (as amended by the First Amendment, dated as of November 13, 2019, as modified by the Waiver, dated as of April 21, 2020 and as amended by the Second Amendment, dated as of May 19, 2020, the “Revolver Credit Agreement”). After giving effect to the Amendment, (i) the aggregate outstanding principal amount of the revolver was reduced from $85 million to $80 million, (ii) the maturity date was extended from May 31, 2021 to May 30, 2022, subject to a springing maturity if the CMBS Facility maturity is not extended under certain specified terms and (iii) the interest rate applicable to the revolver was increased by 1.00% such that LIBOR loans incur interest at a rate equal to LIBOR plus 6.00% and base rate loans incur interest at a rate equal to the base rate plus 5.00%. The CorePoint Revolver Borrower is also required to make certain mandatory prepayments and commitment reductions, including (i) a mandatory prepayment and commitment reduction equal to $5 million at the end of each of June 30, 2021, July 31, 2021 and August 31, 2021 and (ii) mandatory prepayments and commitment reductions equal to $5 million if the Company’s liquidity exceeds $100 million on the last day of any month (commencing with the month ending September 30, 2021) (“mandatory liquidity prepayments and commitment reductions”); provided that such mandatory liquidity prepayments and commitment reductions shall not exceed $10 million in the aggregate. The CorePoint Revolver Borrower must maintain a minimum liquidity requirement of $85 million (subject to certain dollar-for-dollar reductions in respect of 100% in respect of amounts pursuant to clause (i) above, and 50%, in respect of certain other amounts, in each case, utilized to repay, and reduce the commitments under, the Revolving Credit Facility. The CorePoint Revolver Borrower also acknowledged that a cash trap trigger event shall be deemed to have occurred and be existing at all times under the Revolver Credit Agreement following the Amendment.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
    The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.

Item 11.     Executive Compensation
    The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.  CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION
    The following table sets forth, as of December 31, 2020, certain information related to our compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by stockholders (1):	1,638,894	—	5,468,359
____________
(1)    Includes our 2018 Omnibus Incentive Plan.
(2)    Relates to 290,443 restricted stock units granted to our non-employee directors and 1,348,451 performance-vesting restricted stock units (assuming maximum performance with respect to each of the performance measures) granted to our management under our 2018 Omnibus Incentive Plan.
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
    The remaining information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.  CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence
    The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services
    The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. CorePoint Lodging Inc. will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report.
    (1) Financial Statements
     We include this portion of Item 15 under Item 8 of this Annual Report on Form 10-K.
    (2) Financial Statement Schedules
None.
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

4.1
Description of CorePoint Lodging Inc.’s Securities (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 13, 2020 (File no. 001-38168)).

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

10.13
First Amendment to the Credit Agreement, dated as of November 13,2019, by and among CorePoint Borrower L.L.C., CorePoint Operating Partnership L.P., JPMorgan Chase Bank N.A., as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2020 (File no. 001-38168)).

10.14
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

10.15
Guaranty and Security Agreement, dated as of May 30, 2018, by and among CorePoint Borrower, L.L.C., CorePoint Operating Partnership L.P., the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on June 4, 2018 (File no. 001-38168)).

10.16*
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

10.22*
Restricted Stock Grant Notice and Agreement under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan between CorePoint Lodging Inc. and Keith Cline (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File no. 001-38168)

10.23*
Letter Agreement, dated April 15, 2020, between CorePoint Lodging Inc. and Keith A. Cline (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File no. 001-38168))

10.24*
Offer Letter, dated May 5, 2018, between CorePoint Lodging Inc. and Daniel E. Swanstrom II (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed on May 7, 2018 (File no. 001-38168)).

10.25*
Offer Letter, dated June 21, 2018, by and between CorePoint Lodging Inc. and Howard S. Garfield (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (File no. 001-38168)).

10.26*
Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2019 Time-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2019 (File no. 001-38168)).

10.27*
Form of Performance Stock Unit Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2019 Performance-Based Vesting award) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2019 (File no. 001-38168)).

10.28*
CorePoint Operating Partnership L.P. Section 16 Officer Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2020 (File no. 001-38168)))

10.29*
Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2020 Time-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File no. 001-38168))

10.30*
Form of Performance Stock Unit Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (File no. 001-38168))

10.31*
Form of Deferred Stock Unit Grant Notice and Agreement under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Non- Employee Director) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File no. 001-38168))

10.32*
Form of Restricted Stock Unit Grant Notice and Agreement under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (Non-Employee Director) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (File no. 001-38168))

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

Exhibit Number	Exhibit Description
31.1	Certificate of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2
Certificate of Executive Vice President and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity and (vi) related notes.

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16.  Form 10-K Summary
    None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March 2021.

COREPOINT LODGING INC.

By:	/s/ Keith A. Cline
Name:	Keith A. Cline
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2021.

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