Form 10-Q
period 2021-03-31
CorePoint Lodging Inc.
filed 2021-05-07
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The registrant had outstanding 58,523,473 shares of common stock as of April 30, 2021.

COREPOINT LODGING INC.
FORM 10-Q TABLE OF CONTENTS
FOR THE PERIOD ENDED MARCH 31, 2021

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•the duration, severity and recovery from the novel coronavirus (“COVID-19”) pandemic is uncertain and could continue to have negative effects on our operations, liquidity, access to capital, and compliance with the agreements governing our indebtedness;

•we could experience increased operating expenses resulting from the COVID-19 pandemic and the recovery, including costs related to suspending and then resuming operations at hotels, increased cleaning due to regulatory requirements or traveler preferences, additional health and safety supplies, furloughing, re-hiring and retaining staff, increases in customer acquisition initiatives and marketing and increases related to general inflation in labor, goods and services if the demand for such items during the recovery exceeds supply;

•we may incur hotel operating expenses in anticipation, or in advance of, revenue increases resulting in increased operating losses until revenue increases are actually realized;

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

PART I ‑ FINANCIAL INFORMATION
Item 1.    Financial Statements

CorePoint Lodging Inc.
Condensed Consolidated Balance Sheets (Unaudited)
($ in millions, except per share amounts)

	March 31, 2021	December 31, 2020
Assets:
Real estate:
Land	$500	$511
Buildings and improvements	1,780	1,813
Furniture, fixtures, and other equipment	284	293
Gross operating real estate	2,564	2,617
Less accumulated depreciation	(1,092)	(1,083)
Net operating real estate	1,472	1,534
Construction in progress	3	5
Total real estate, net	1,475	1,539

Right of use assets	16	16
Cash and cash equivalents	139	143
Accounts receivable	12	13
Other assets	62	55
Total Assets	$1,704	$1,766

Liabilities and Equity:
Liabilities:
Debt, net	$768	$810
Mandatorily redeemable preferred stock	15	15
Accounts payable and accrued expenses	46	48
Other liabilities	45	36
Total Liabilities	874	909
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 1.0 billion shares authorized; 58.6 million and 58.0 million shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	967	963
Retained deficit	(140)	(109)
Noncontrolling interest	2	2
Total Equity	830	857
Total Liabilities and Equity	$1,704	$1,766

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rooms	$95	$143
Other	2	3
Total Revenues	97	146
Operating Expenses:
Rooms	47	79
Other departmental and support	19	24
Property tax, insurance and other	14	16
Management and royalty fees	9	14
Corporate general and administrative	7	8
Depreciation and amortization	38	40
Gain on sales of real estate	(10)	(23)
Gain on casualty	(1)	(2)
Impairment loss	—	2
Total Operating Expenses	123	158
Operating Loss	(26)	(12)
Other Income (Expense):
Interest expense	(7)	(14)
Other income, net	2	3
Total Other Expenses	(5)	(11)
Loss before income taxes	(31)	(23)
Income tax benefit	—	2
Net loss	$(31)	$(21)

Weighted average common shares outstanding - basic and diluted	57.0	56.5

Basic and diluted loss per share	$(0.54)	$(0.37)

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except per share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Deficit)	Noncontrolling Interest	Total Equity
	Shares	Par Value
Balance as of January 1, 2020	57.2	$1	$954	$80	$2	$1,037
Net loss	—	—	—	(21)	—	(21)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	0.9	—	2	—	—	2
Balance as of March 31, 2020	58.1	$1	$956	$48	$2	$1,007

Balance as of January 1, 2021	58.0	$1	$963	$(109)	$2	$857
Net loss	—	—	—	(31)	—	(31)
Equity-based compensation	0.6	—	4	—	—	4
Balance as of March 31, 2021	58.6	$1	$967	$(140)	$2	$830

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(31)	$(21)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38	40
Amortization of deferred costs and other assets	—	5
Gain on sales of real estate	(10)	(23)
Gain on casualty	(1)	(2)
Equity-based compensation expense	2	2
Impairment loss	—	2
Changes in assets and liabilities:
Accounts receivable	1	2
Other assets	5	(2)
Accounts payable and accrued expenses	(1)	2
Other liabilities	—	—
Net cash provided by operating activities	3	5
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(3)	(9)
Lender and other escrows	(2)	(2)
Insurance proceeds related to real estate casualties	2	2
Proceeds from sales of real estate	39	90
Net cash provided by investing activities	36	81
Cash flows from financing activities:
Proceeds from debt	—	110
Repayment of debt	(41)	(50)
Debt issuance costs	(1)	—
Payment of insurance financing	(1)	(2)
Dividends on common stock	—	(11)
Net cash provided by (used in) financing activities	(43)	47
Increase (decrease) in cash and cash equivalents	(4)	133
Cash and cash equivalents at the beginning of the period	143	101
Cash and cash equivalents at the end of the period	$139	$234

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Organization and Basis of Presentation
Organization and Business
    CorePoint Lodging Inc., a Maryland corporation, is a publicly traded (NYSE: CPLG) self-administered lodging real estate investment trust (“REIT”) strategically focused on the midscale and upper midscale lodging segments, with a portfolio of select-service hotels located in the United States (“U.S.”). As used herein, “CorePoint,” “we,” “us,” “our,” or the “Company” refer to CorePoint Lodging Inc. and its subsidiaries unless the context otherwise requires.
    The following table sets forth the number of owned and joint venture hotels and approximate number of rooms at such hotels as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively:

	March 31, 2021		December 31, 2020		March 31, 2020
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Owned	199	26,500	208	27,600	247	32,100
Joint Venture	1	200	1	200	1	200
Totals	200	26,700	209	27,800	248	32,300

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
Interim Unaudited Financial Information
    The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of March 31, 2021 and December 31, 2020, and our condensed consolidated results of operations and cash flows for the periods ended March 31, 2021 and 2020.
    The accompanying condensed consolidated financial statements include our accounts, as well as our wholly-owned subsidiaries and any consolidated variable interest entities (“VIEs”). We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our stockholders. All intercompany transactions have been eliminated.
Use of Estimates
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes; impairment of long-lived assets, including applicable cash flow projections and fair value evaluations; and depreciation and amortization. Actual results could differ from those estimates.

2.     Significant Accounting Policies and Recently Issued Accounting Standards
Investment in Real Estate

    Property and equipment and other investments in real estate are stated at cost less accumulated depreciation computed using a straight-line method over the following estimated useful life of each asset. Buildings and improvements have an initial estimated useful life of five to 40 years and furniture, fixtures and other equipment have an estimated useful life of two to ten years.

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

    For sales of real estate (or assets classified as held for sale), we evaluate whether the disposition is a strategic shift that will have a major effect on our operations and financial results. When a disposition represents a strategic shift that will have a major effect on our operations and financial results, it will be classified as discontinued operations in our condensed consolidated financial statements for all periods presented.

Cash and Cash Equivalents

    We classify all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair market value. Our Revolver Credit Agreement requires us to maintain a minimum liquidity of cash and cash equivalents, as defined, at all times. See Note 5 “Debt” for additional information.

    We classify cash and cash equivalents as restricted cash when contractual agreements or arrangements impose restrictions on our ability to access and utilize the cash and cash equivalent amounts for our operations.
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

    Right of use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Right of use assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Our variable lease payments consist of payments based on a rate or index established subsequent to the lease commencement date and non-lease services related to the ground lease, primarily real estate taxes. Variable lease payments are excluded from the right of use assets and operating lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As our leases do not provide an implicit rate, we use our incremental borrowing rate. Our incremental borrowing rate is based on information available at the commencement date using our actual borrowing rates commensurate with the lease terms and a fully levered borrowing. Extension options on our leases are included in our minimum lease terms when they are reasonably certain to be exercised. In our evaluation of the lease term, we consider other arrangements, primarily our debt and franchise agreements, which may have economic consequences related to failure to renew certain ground leases. For accounting purposes, such lease terms are not adjusted unless the contractual terms are modified. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. We have elected to treat rent concessions related to the COVID-19 pandemic as variable lease payments.
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
    We record all derivatives at fair value. On the date the derivative contract is entered into, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. As of March 31, 2021 and December 31, 2020, all of our derivative instruments were interest rate caps, and none are designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings.
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

Income Taxes
    We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three months ended March 31, 2021 or 2020 related to our REIT operations; however, CorePoint TRS, our wholly-owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes and we may be subject to state and local taxes. Our provision for income taxes differs from the statutory federal tax rate of 21%, due to the impact of our REIT election, recognition of valuation allowances, accelerated deductions for certain real estate expenditures and state income taxes.  We have not recognized any income tax benefit for the three months ended March 31, 2021, as we believe the realization of a benefit is not more likely than not.
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
Concentrations of Credit Risk and Business Risk
    We have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. As of March 31, 2021, approximately 68% of our total cash and cash equivalents were held in accounts fully covered by FDIC insurance or money market accounts collateralized by U.S. treasuries. For our remaining cash and cash equivalent accounts, we utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We have diversified our accounts with several banking institutions in an attempt to minimize exposure to any one of these institutions. We also monitor the creditworthiness of our customers and financial institutions before extending credit or making investments.
    Substantially all of our revenues are derived from our lodging operations at our hotels. Lodging operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations.
    We have a concentration of hotels operating in Florida, Texas and California. The number of hotels and percentages of total hotels as of March 31, 2021 and 2020, and the percentages of our total revenues, from these states for the three months ended March 31, 2021 and 2020, is as follows:

	March 31, 2021			March 31, 2020
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Florida	42	21%	25%	45	18%	25%
Texas	36	18%	17%	47	19%	18%
California	18	9%	12%	21	8%	12%
Total	96	48%	54%	113	45%	55%

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
Recently Adopted Accounting Standards

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

3.     Investments in Real Estate

    During the three months ended March 31, 2021, nine hotels were sold for gross proceeds of $42 million resulting in a gain on sale of $10 million. During the three months ended March 31, 2020, 23 hotels were sold for gross proceeds of $100 million resulting in a gain on sale of $23 million.

    We had no impairment loss for the three months ended March 31, 2021, however, we will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 pandemic data and effects, analysis related to our operations, fair value, our holding periods and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Such changes in circumstances and analysis may result in impairment losses in future periods. For the three month ended March 31, 2020, we had $2 million of impairment loss related to final disposition costs related to a previously impaired hotel property.

    As of March 31, 2021, we have not recognized any potential insurance claims related to COVID-19 pandemic losses. Given the contractual uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

4.     Other Assets

    The following table presents other assets as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Lender and other escrows	$37	$35
Prepaid expenses	15	8
Intangible assets, net	4	4
Federal and state tax receivables	4	5
Other assets	2	3
Total other assets	$62	$55

5.     Debt
    The following table presents the carrying amount of our debt as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
CMBS Facility	$689	$725
Revolving Facility	80	85
	769	810
Less: unamortized debt issuance costs	(1)	—
Total debt, net	$768	$810

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
The CMBS Facility currently matures on June 9, 2021, with four remaining one-year extension options, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement. In March 2021, the CorePoint CMBS Borrower provided notice to exercise our option to extend the maturity to June 2022. No principal payments are due prior to the scheduled or extended maturity date. The CMBS Facility is pre-payable in whole or in part subject to payment of all accrued interest through the end of the applicable accrual period. We believe we have met and will meet all requirements to extend the CMBS Facility for one year from the current maturity date.
The CMBS Facility bears interest at a rate equal to the sum of an applicable margin plus one-month LIBOR. As of March 31, 2021 and December 31, 2020, one-month LIBOR was 0.11% and 0.14%, respectively. Interest is generally payable monthly. As of March 31, 2021, the weighted average applicable margin on the CMBS Facility was 2.84% and the weighted average interest rate was 2.95%. As of December 31, 2020, the weighted average applicable margin on the CMBS Facility was 2.82% and the weighted average interest rate was 2.96%. The applicable margin will increase by 15 basis points after June 2023 and an additional 10 basis points after June 2024. Additional prepayments, if any, will be applied to the lower interest bearing principal tranches, reducing total future interest expense but having the effect of increasing the applicable margin thereafter on the remaining outstanding principal balance. The applicable margins for the tranches range from 2.29% to 3.95%.
    We may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CorePoint CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. Since May 2020, substantially all net sale proceeds have been paid under the CMBS Loan Agreement as required to release the collateralized property under the CMBS Facility. During the three months ended March 31, 2021, primarily in connection with the sale of nine secured hotel properties, $36 million of net proceeds were used to pay down the principal of the CMBS Facility.

The CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts and to establish escrow reserves for the benefit of the lender (referred to as a “CMBS Facility cash trap”). Cash and cash equivalents and lender escrows subject to the CMBS Facility cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate and general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of the CMBS Facility lender. As of March 31, 2021, the cash and cash equivalents subject to the CMBS Facility cash trap were $30 million. We will be subject to the CMBS Facility cash trap until we meet the applicable debt yield requirement for two consecutive quarters or prepay the loan in an amount such that we meet the required debt yield. There can be no assurance that our future operating performance will be adequate for us to meet the requirements to be released from the CMBS Facility cash trap provisions.
    The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of March 31, 2021, we believe we were in compliance with these covenants.
The CorePoint CMBS Borrower has deposited in the loan servicer’s account $15 million in reserves for property improvement and environmental remediation and property insurance coverage and $4 million in reserves for higher property insurance deductibles, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. These reserves are recorded in other assets.
Revolving Facility
CorePoint Lodging Inc., CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), CorePoint OP GP, L.L.C., and CorePoint OP are parties to a credit agreement, as amended (the “Revolver Credit Agreement”), providing for a revolving facility (the “Revolving Facility”). The CorePoint Revolver Borrower is our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP. As of March 31, 2021, $80 million was outstanding under the Revolving Facility. In addition, as of March 31, 2021, there was $4 million in outstanding letters of credit issued under the Revolving Facility.
The Revolving Facility was amended in March 2021. In connection with the amendment, the Revolving Facility maturity was extended to May 2022 with no additional borrowings available. We are required to make $5 million monthly principal payments in June 2021 through August 2021 (the scheduled monthly payments). Beginning in September 2021, we are required to make additional principal payments (up to $10 million) to the extent our liquidity (as defined in the Revolver Credit Agreement) exceeds $100 million. The amendment also reset the interest rate to either a base rate plus a margin of 5.0% per annum or an adjusted LIBOR rate plus a margin of 6.0% per annum, an increase of 100 basis points from the prior margins. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. As of March 31, 2021, the Revolving Facility interest rate was 6.13%. As of December 31, 2020, the Revolving Facility interest rate was 5.19%.
Also in connection with the amendment, the Revolving Facility requires that we maintain a minimum liquidity of $85 million of cash and cash equivalents, as defined, at all times. The minimum liquidity amount is reduced on a dollar-for-dollar basis in respect of 100% of the scheduled monthly principal payments detailed above to repay and reduce the commitments under the Revolving Facility, and 50% in respect of any additional repayment amounts utilized to repay and reduce commitments under the Revolving Facility.
    The Revolving Facility lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as the “Revolving Facility cash trap”). As of March 31, 2021, the cash and cash equivalents subject to the Revolving Facility cash trap, separate from the CMBS cash trap, were $9 million. Cash and cash equivalents subject to the Revolving Facility cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. The terms of the CMBS Facility cash trap are senior to the Revolving Facility cash trap but are generally similar in scope and are not cumulative in the effect on our cash and cash equivalents. We will be subject to the Revolving Facility cash trap until we meet the applicable debt yield thresholds, which we may be unable to meet during the remainder of the term of the Revolving Facility.

The Revolving Facility also includes other covenants, representations and warranties customary for commercial revolver facilities. The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, CorePoint Lodging Inc. and CorePoint OP GP L.L.C. and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower. Furthermore, CorePoint Lodging Inc., CorePoint OP GP L.L.C. and CorePoint OP each pledge certain equity interests in subsidiaries, representing substantially all of the Company’s hotel operations, as security for the obligations. As of March 31, 2021, we believe we were in compliance with these terms and covenants of the Revolver Credit Agreement.

6.     Mandatorily Redeemable Preferred Stock

    We have 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), held by an unrelated third party. The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. The Series A Preferred Stock is senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. Except as described below, cash dividends on the Series A Preferred Stock are paid quarterly at a rate of 13% per annum. If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we are required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. Beginning July 1, 2020, we exceeded the 7.5 to 1.0 leverage ratio noted above, and accordingly, the Series A Preferred Stock dividend rate is currently at 15% per annum. The Series A Preferred Stock dividend rate will not return to 13% per annum until our leverage ratio is equal to or less than the applicable leverage ratio and we are not in an uncured event of default as of the last day of a fiscal quarter. There can be no assurance that our future operating performance will be adequate for us to meet the requirements to achieve the lower dividend rate.
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
    Holders of Series A Preferred Stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock on the tenth anniversary of its issuance or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable. As of March 31, 2021, neither event described above has occurred.

7.     Accounts Payable and Accrued Expenses and Other Liabilities
    Accounts payable, accrued expenses and other liabilities include the following as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
Due to hotel manager	$8	$7
Real estate taxes	10	17
Sales and occupancy taxes	5	3
Other accounts payable and accrued expenses	23	21
Total accounts payable and accrued expenses	$46	$48

Operating lease liabilities	$20	$20
Insurance financing	12	2
Below market leases, net	3	3
Other liabilities	10	11
Total other liabilities	$45	$36

8.     Commitments and Contingencies
Hotel Management and Franchise Agreements
Management Fees
    On May 30, 2018, we entered into separate hotel management agreements for each of our hotels with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined. The term of the management agreements is through May 30, 2038, subject to two renewals of five years each, at LQM’s option. There are penalties for early termination.
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
For the three months ended March 31, 2021 and 2020, our management fee expense was $4 million and $7 million, respectively.
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
    Our franchise agreements require that we pay a 5% royalty fee on gross room revenue. The term of the franchise agreements is through May 30, 2038, subject to one renewal of ten years, at our option, subject to certain conditions. There are penalties for early termination. For the three months ended March 31, 2021 and 2020, our royalty fee expense was $5 million and $7 million, respectively.

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

    Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. We expect to meet these requirements primarily through our recurring capital expenditure program. As of March 31, 2021, $15 million was held in lender escrows that can be used to fund these requirements.

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
    In 2014, the IRS commenced a tax audit, primarily related to transfer pricing for internal rents charged by our prior REIT. Subsequently, we have supplied information to the IRS supporting our position. In November 2019, the IRS issued notices of proposed adjustments (“NOPA”, also known as a 30-Day Letter) proposing a redetermined rent adjustment resulting in approximately $138 million of additional federal taxes, attributable to tax years 2010 and 2011, exclusive of penalties and interest. Additionally, the November 2019 NOPA proposed an adjustment resulting in the loss of tax operating loss carryforwards generated in tax years 2006 through 2009. The adjustment to the tax operating loss carryforwards, measured at the tax rates enacted during the year of utilization and exclusive of penalties and interest, is $31 million. We and the IRS have respectively corresponded in disagreement with the other’s positions. In 2020, the audit was transferred to the IRS Appeals office to begin the appeals process and the statute of limitations was extended to December 31, 2021. In April 2021, we and the IRS exam team met with the IRS Appeals office and each side presented their case. We expect to receive the IRS Appeals office preliminary response during the second quarter of 2021.

    Based on our review of the tax matters and communications by the IRS, including their presentation to the IRS Appeals office, we have concluded and continue to conclude that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more likely than not to be sustained upon conclusion of the examination. Accordingly, as of March 31, 2021, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax and/or additional taxes would be imposed on the REIT, or its taxable REIT subsidiary, related to the excess rent, and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flows and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes. Such amounts would be in addition to expenses we may incur to defend our positions with the IRS, including legal costs, should the matter be resolved in tax court.
Purchase Commitments
    As of March 31, 2021, we had approximately $15 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business. Approximately $12 million of this amount relates to long-term hotel service contracts payable over approximately four years.
Lease Commitments
    As a lessee, our lessee arrangements are primarily for ground leases at certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years, with initial term maturities occurring between 2022 and 2096. As of March 31, 2021, the weighted average remaining lease term is 32 years and the weighted-average discount rate related to these leases was 8.76%. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts.  Our other leases primarily relate to our corporate office.

Rent expense was not significant for the three months ended March 31, 2021 or 2020. Contractual annual rent expense is less than $3 million for each of the next five years. Differences between amounts expensed and cash paid were not significant. Rent expense is included in property tax, insurance and other expenses in our condensed consolidated statements of operations.

9.     Equity

    Our board of directors has authorized a $50 million share repurchase program. Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Our Revolver Credit Agreement restricts us from making any purchases at this time. Accordingly, we have temporarily suspended purchases under the share repurchase program and no shares were acquired in 2020 or 2021.

    The Revolver Credit Agreement also restricts our ability to pay cash dividends on our common stock unless required to meet REIT federal income tax requirements.

10.     Revenues

    Revenues for the three months ended March 31, 2021 and 2020 are comprised of the following components (in millions):

	Three Months Ended March 31,
	2021	2020
Operating lease revenues:
Rooms	$95	$143
Other	1	1
Total lease revenues	96	144

Customer revenues	1	2
Total revenues	$97	$146

    Other operating lease revenues primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues in the accompanying consolidated statements of operations, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For the three months ended March 31, 2021 and 2020, we had an insignificant amount of variable lease revenue.

11.     Equity-Based Compensation

    Our 2018 Omnibus Incentive Plan (the “Plan”), authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. Approximately eight million shares of common stock have been authorized for issuance under the Plan and approximately five million shares of common stock were available for issuance as of March 31, 2021.

    The RSAs and RSUs are time-based and are not subject to future performance targets. The RSAs generally vest over one to three years. The RSUs generally vest over one to two years, with certain RSUs vesting immediately upon grant. RSAs and RSUs are initially recorded at the market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of March 31, 2021, performance targets related to relative and absolute total shareholder returns, as defined, are treated as market-based conditions and are recorded at the fair value of the award using a Monte Carlo simulation valuation model. The remaining PSUs are treated as non-market based and are recorded at fair value based on the period end assessment of achieving the performance targets. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events. For both three month periods ended March 31, 2021 and 2020, we recognized $2 million of equity-based compensation expense.

    The following tables summarize the activity of our RSAs, RSUs, and PSUs during the three months ended March 31, 2021 and 2020:

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	1,031,482	$11.09	1,348,451	$5.85	290,443	$4.52
Granted	560,444	$8.61	463,648	$9.86	17,030	$9.03
Outstanding at March 31, 2021 (1)	1,591,926	$10.22	1,812,099	$6.88	307,473	$4.77
__________
(1) As of March 31, 2021, no outstanding RSAs or PSUs were vested and 104,119 outstanding RSUs were vested.

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	653,790	$20.30	368,969	$6.99	5,072	$6.05
Granted	856,559	$3.90	979,482	$5.42	101	$10.25
Converted	(3,241)	$10.25	—	$—	—	$—
Outstanding at March 31, 2020 (1)	1,507,108	$11.00	1,348,451	$5.85	5,173	$6.13
__________
(1) As of March 31, 2020, no outstanding RSAs, PSUs or RSUs were vested.

    RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

12.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    We use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. As of March 31, 2021, we had two interest rate caps with an aggregate notional value of $921 million and a fair value of zero. These interest rate caps terminate in the second quarter of 2021.

Financial Instruments Not Reported at Fair Value

    For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility(1)(2)	$689	$689	$725	$705
Debt - Revolving Facility(1)(2)	$80	$80	$85	$84
Mandatorily redeemable preferred stock(1)	$15	$15	$15	$15
 ____________________
(1)Classified as Level 3 under the fair value hierarchy.
(2)Carrying amount excludes unamortized deferred financing costs of $1 million as of March 31, 2021. We had no unamortized deferred financing costs as of December 31, 2020.
    We estimate the fair value of our debt and mandatorily redeemable preferred stock by using risk adjusted discounted cash flow analysis and current market inputs for similar types of arrangements, including prepayment terms that are at our option. Fluctuations in these assumptions, including changes in market assessments related to the COVID-19 pandemic financial effects, may result in different estimates of fair value.
    We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows, and other liabilities approximate fair value as of March 31, 2021 and December 31, 2020, due to their short-term nature.

13.    Related Party Transactions

    As of March 31, 2021, affiliates of Blackstone beneficially owned approximately 30% of our outstanding shares of common stock and held horizontal risk retention certificates issued by the trust that holds our CMBS Facility indebtedness (“Class HRR Certificates”). As of both March 31, 2021 and December 31, 2020, the portion of our CMBS Facility outstanding balance that correlates to the Class HRR Certificates was $79 million. Total interest payments made to Blackstone as a holder of such Class HRR Certificates for each of the three month periods ended March 31, 2021 and 2020 were $1 million.

14.     Supplemental Disclosures of Cash Flow Information
    The following table presents the supplemental cash flow information for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid during the period	$7	$10

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$1	$—
Dividends payable on common stock	$—	$11
Financing of insurance	$11	$9

15.     Subsequent Events

    Subsequent to March 31, 2021, we sold six operating hotels for a gross sales price of $37 million, recognizing an estimated gain on sale of approximately $11 million. As of March 31, 2021, none of these hotels were classified as an asset held for sale because the assets did not meet the accounting criteria established for such classification. We used $32 million of the net sales proceeds to pay down the principal on the CMBS Facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report on Form 10-K”). Actual results may differ materially from those projected in such statements as a result of the factors described under “Special Note Regarding Forward-Looking Statements” and in “Risk Factors” in our Annual Report on Form 10-K.

Overview

Our Business
    CorePoint is a leading owner in the midscale and upper midscale select-service hotel segments, primarily all under the La Quinta brand. Our portfolio, as of March 31, 2021, consisted of 200 hotels representing approximately 26,700 rooms across 34 states in locations in or near employment centers, airports, and major travel thoroughfares. Approximately 50% of our revenue is derived from our hotels located in Florida, Texas and California and approximately 25% from the state of Florida alone. These hotels are currently experiencing higher levels of recovery from the COVID-19 pandemic disruptions. Based on local economies, we expect these regions to continue to have improved travel demand, which would positively affect our operations. All but one of our hotels is wholly owned. We primarily derive our revenues from our select-service hotel operations, with approximately 98% of our revenues derived from daily room rentals.
    Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment. As of March 31, 2021, we have 14 hotels located on land leased by us pursuant to ground leases with third parties.
Impact of the COVID-19 Pandemic
Overview

We believe the peak disruption to our operations from the COVID-19 pandemic occurred in the second quarter of 2020. Since that time, we have experienced a gradual improvement in revenues and net operating results. We also believe our hotel portfolio has generally performed better than the lodging industry as a whole, primarily in comparison to full service hotels in urban or resort destination areas, and specifically as a result of the following portfolio characteristics: (1) our select-service business model; (2) our predominant focus on the upper midscale and midscale chain scales; (3) location in suburban market locations, with a concentration in sunbelt states near multiple demand generators; and (4) leisure travel and transient focus.

During 2021, we experienced continued improvement in most areas of operations as consumer and business related activities and travel recovered as compared to the COVID-19 pandemic impacted periods in 2020. Whether our near-term future results will be different from current trends is difficult to predict and could be affected by factors such as the status of COVID-19 management, vaccine rollouts and efficacy and consumer acceptance, the willingness of consumers and businesses to travel while those measures are in progress, government stimulus funding and the general state of the economy.

Operating Results

As a result of the COVID-19 pandemic, we experienced monthly occupancy rates as low as approximately 20% for the month of April 2020 with a gradual improvement during the year to an occupancy of approximately 44% for the month of December 2020. Our Comparable Hotel RevPAR reached its lowest level for the 2020 fiscal year of $13.61 during April 2020 and improved to $29.23 for the month of December 2020. For comparison to pre-pandemic levels, our April 2019 occupancy was approximately 71% and our December 2019 occupancy was approximately 57%. Our Comparable Hotel RevPAR for April 2019 was $66.14 and for December 2019 was $48.73. The Comparable Hotels for the amounts above reflect the 202 Comparable Hotels owned as of December 31, 2020.

During March 2021, we reached the one year anniversary of COVID-19 being declared a global pandemic by the World Health Organization. The first quarter of 2020 had less than one month of the full impact of the operational disruptions due to the COVID-19 pandemic. Accordingly, we are monitoring our progress compared to the similar periods in 2019, the last full year of pre-COVID-19 pandemic operations. As detailed in the charts below, for the 200 Comparable Hotels owned as of March 31, 2021, during the three months ended March 31, 2021, we experienced an average occupancy of 52.7%, as compared to 54.2% and 66.8% for the three months ended March 31, 2020 and 2019, respectively. As further detailed in the charts below, our Comparable Hotel RevPAR for the three months ended March 31, 2021 was $38.78, as compared to $51.01 and $66.58 for Comparable Hotels in the three months ended March 31, 2020 and 2019, respectively.

2021 to 2020 to 2019 Comparison -Comparable Hotel Occupancy %

80%
60%
40%
20%
—%
45%
57%
59%
51%
66%
66%
62%
41%
75%
62%
20%
71%
January
February
March
April
2021
2020
2019

2021 to 2020 to 2019 Comparison -Comparable Hotel RevPAR

$80
$60
$40
$20
$0
$31
$51
$54
$37
$65
$67
$48
$37
$79
$52
$13
$67
January
February
March
April
2021
2020
2019

As shown in the tables, the occupancy and RevPAR metrics for January and February 2021 were below similar metrics for 2019 and 2020, which were prior to the COVID-19 pandemic period. However, beginning in March 2021, occupancy and RevPAR metrics exceed similar metrics for 2020. Further, our recovery as compared to 2019 has continued to improve. For April 2021, our occupancy and RevPAR deficit compared to 2019 was approximately 900 basis points and $15.00, respectively. The number of Comparable Hotels for April has been reduced to 194 hotels to reflect the April 2021 sale of six hotels.

Cost Management

In response to the COVID-19 pandemic, along with our hotel manager, we have taken a number of actions to reduce portions of our operating expenses, primarily related to hotel labor, supplies and maintenance. We also suspended buffet style breakfast services and deferred non-health or safety maintenance and capital expenditures. These expense savings were marginally offset by additional cleaning expenses and supplies and costs of furloughing hotel employees.

These expense controls have continued during the first quarter of 2021; however, if occupancy demand continues to improve, we will need to restore some of the expenses related to the underlying cost controls. In particular, we may increase hotel labor, particularly housekeeping staff, return to offering buffet style breakfast and resume certain deferred maintenance projects. When possible, we will institute these changes and the corresponding increase in operating expenses in line with revenue increases; however, given that certain of these items require some lead time to hire staff and order supplies, we may experience increases in operating expenses in advance of the realization of increased revenues. This may result in temporary decreases in operating margins and cash flows. However, certain supply constraints may result in longer term operating cost increases. These may result from competition for labor, which may be exacerbated by a decreased supply of workers, government stimulus payments and minimum wage actions setting higher wage expectations. The COVID-19 pandemic has also contributed to certain raw material and other supply constraints which are increasing costs.

We also have taken aggressive steps at the corporate level to control costs and preserve capital to mitigate the ongoing operational and financial impact in response to the COVID-19 pandemic. These initiatives include suspending our common stock dividend, restricting corporate travel and deferring all non-essential administrative expenses and capital expenditures. Similar to operating expense, these measures have continued during the first quarter of 2021. While we expect administrative expenses to be lower for 2021 as compared to prior years, we anticipate certain administrative expense increases in 2021, primarily related to the resumption of travel and other activities.

Cash Flows

As a result of the operating disruptions of the COVID-19 pandemic, we experienced a net cash from operating activities deficit in the year ended December 31, 2020. However, for the three months ended March 31, 2021, we reported $3 million net cash provided by operating activities as compared to $5 million for the three months ended March 31, 2020. The $3 million net cash provided by operating activities for the three months ended March 31, 2021 was our first positive operating cash flow quarter since the onset of the COVID-19 pandemic in March 2020. These cash flow results are benefiting from our revenue improvements, operating control measures and reduced interest expense. During the three months ended March 31, 2021 we used $1 million for capital expenditures, net of collection of insurance proceeds. As noted above, we are currently restricting our capital expenditures to only essential expenditures. We also expect to receive an income tax refund of approximately $4 million during 2021 related to net operating loss carrybacks arising from the COVID-19 pandemic.

We expect future operations will continue to be affected by ongoing disruptions due to the COVID-19 pandemic and the positive effects from the recovery; however due to uncertainties regarding the magnitude and timing of business and consumer travel, and the resumption of other activities, including in-person work, schools, colleges, sporting events, special events and conferences, we expect higher volatility in travel demand, with certain regions experiencing a greater or smaller recovery at any given time frame. Accordingly, we are unable to forecast our near term operating results. Until travel demand fully returns and stabilizes, we may experience future periodic improvements and declines in cash flows from operations which may extend into the remainder of 2021 and beyond.

We believe we have adequate liquidity in the near term to fund our operations. As of March 31, 2021, we had cash and cash equivalents of $139 million. This amount would be sufficient to fund our operations assuming the continuation of current conditions well into 2022. Should operations improve, we would expect further improvements in our cash position. (See “ Liquidity and Capital Resources” below for additional discussion.)
Non-Core Hotel Disposition Strategy

    Our strategy has identified opportunities to dispose of our lower performing hotels and we refer to these as our non-core hotels. These hotels are generally older and have lower RevPAR (defined below) and higher capital expenditure requirements. We anticipate the non-core disposition program will be completed by the end of 2022; however, this period may be extended or shortened depending on market conditions, COVID-19 pandemic status and availability of capital for hotel purchasers. There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise or ground lease agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results.

The table below provides certain summary information of our core and non-core hotels as of March 31, 2021. Due to the disruptions to 2020 and 2021 RevPAR from the COVID-19 pandemic, we have provided RevPAR based on 2019 annual amounts. We believe the 2019 annual amounts are more comparable to historical metrics.

	Number of hotels	Approximate number of rooms	Average Hotel Age (years)	2019 RevPAR
Core	105	15,100	29	$72.67
Non-Core	95	11,600	32	$53.23
Total	200	26,700	30	$64.22

During the quarter ended March 31, 2021, we sold nine non-core hotels for gross consideration of $42 million. Subsequent to March 31, 2021, an additional six non-core hotels were sold for gross consideration of $37 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for these sold hotels, increasing the availability of liquidity for other uses.

    Certain historical information related to the operating hotels sold during the three months ended March 31, 2021 is presented in the table below. Due to the disruptions to 2020 and 2021 metrics from the COVID-19 pandemic, we have provided metrics based on 2019 annual amounts. We believe the 2019 annual amounts provide measures that may be more comparable to historical metrics. As the COVID-19 pandemic continues over a longer period, these metrics as well as the number of hotel sales may be affected ($ amounts in millions, except for RevPAR and price per key):

2019 Annual Operating Data for Non-Core Hotels sold in the three months ended March 31, 2021	Amount
Revenues	$17.1
Revenue multiple (1)	2.5x
RevPAR (2)	$43.34
Hotel Adjusted EBITDAre (3)	$2.6
Hotel Adjusted EBITDAre multiple (4)	16.3x
FFO (3)	$1.5
Price per key (5)	$39,279
Capital expenditures	$0.9
____________________
(1)Revenue multiple is calculated as the gross sales price divided by 2019 annual revenues. Closing costs and other costs from the sale of the hotels have not been deducted in the gross sales price and have generally averaged approximately 10% of the gross sales price.
(2)Our Comparable Hotel RevPAR for the year ended December 31, 2019 was $64.22 and our Comparable Hotel RevPAR for core hotels alone was $72.67.
(3)Hotel Adjusted EBITDAre and FFO are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for definitions and limitations of these terms. The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the March 31, 2021 interest rate of 2.95%. The FFO amount includes only directly associated hotel expenses and does not include any general and administrative or other corporate expenses.
(4)Hotel Adjusted EBITDAre multiple is calculated as gross sales price divided by 2019 Hotel Adjusted EBITDAre.
(5)Price per key is defined as gross sales price divided by total rooms for hotels sold.

    As noted, the statistics above are based on the 2019 annual operating amounts. More current data would likely result in lower absolute amounts and higher multiples and yields as a result of the COVID-19 pandemic’s effects on hotel operations.

The sales closed to date have been on substantially similar terms and pricing as previously experienced prior to the pandemic. However, we may consider alternative terms in the future, including seller financing and limited price adjustments to attract qualified buyers on a timely basis. In addition, disruptions related to the COVID-19 pandemic may affect our ability to achieve our projected sales price, result in other delays in completing sales transactions or adversely affect other terms. Consequently, there can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on future results.

Hotel Capital Investment

    During the three months ended March 31, 2021, we invested approximately $3 million in capital investments in our hotels. These represent approximately 3% of revenues for the three months ended March 31, 2021. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures. Due to the COVID-19 pandemic, we have and expect to continue to defer elective capital expenditures, with the exception of life safety or critical operational needs, until operations stabilize. Deferring capital expenditures may result in additional maintenance expenses when operations begin to improve and higher capital expenditures in future periods. However, to the extent we are able to complete the dispositions of non-core hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis. We also anticipate that as operations improve deferred capital expenditures will be given a priority from available liquidity.

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

    Further, the COVID-19 pandemic began disrupting our operations during March 2020. The first quarter 2020 was not affected by the COVID-19 pandemic until the last weeks of March 2020. Subsequent 2020 quarterly results will also have different levels of operating disruptions. Accordingly, certain comparisons of 2021 results to similar periods in 2020 should be reviewed in the context of the status of the COVID-19 pandemic. Due to the fluidity of these disruptive developments and the degree and timing of the related recovery, we are not able to accurately project the level of operations for 2021 or if and when we will achieve pre-pandemic operating levels on a stable basis.

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
Factors Affecting our Revenues
    Hotel dispositions. As noted above, we continue to evaluate dispositions of our non-core hotels. We sold nine hotels during the three months ended March 31, 2021, and we sold or disposed of 62 hotels during the year ended December 31, 2020.  The revenue from these sold or disposed hotels was $2 million and $19 million, for the three months ended March 31, 2021 and 2020, respectively.
    Customer demand. Our customer mix includes both leisure travelers and business travelers. Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. As a result of the COVID-19 pandemic, leisure and business travel lodging demand continues to be impacted, and our mix of customers has changed to a higher proportion of leisure travelers. We are benefiting from “drive to” consumer demand, particularly for our hotels adjacent to highways and suburban areas. We are also benefiting from our hotel properties located in sunbelt states, primarily Florida, Texas and Southern California, that are experiencing the first wave of post-pandemic travel demand. These areas are especially attractive to consumers looking for a two or three day trip. We are also pursuing additional customers, including health workers, first responders and not for profit entities; however, these are unlikely to fully replace our historical customer base. Accordingly, we believe our customer demand will be highly dependent on the timing and magnitude of the return of consumer and business travel, the proportion of the traveling population that is vaccinated and feels safe traveling, government assistance programs and the return of convention, sporting and other local events.
Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth and decline when supply growth exceeds demand growth. Our hotels have benefited from being open while competing hotels and substitute lodging options (e.g. homeowner rental programs) were temporarily closed or not fully operational. Beginning in the third quarter of 2020, we noted instances where our hotels were losing pricing power relative to our competitors. We are also observing that many of the competitor hotels that temporarily closed in 2020 have re-opened, particularly beginning in the warmer weather months. Accordingly, this is increasing competition for leisure and business travelers and we are uncertain how long and to what degree our competitive benefit will continue. However, we do expect that the COVID-19 pandemic will reduce new supply coming into our markets, at least in the near term, as existing hotel projects were delayed and new projects would require some time for planning, governmental approvals and construction. The lodging industry in total may actually experience negative absorption during this lag, as some portion of the existing hotel stock may be taken out of operation.
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
Factors Affecting our Costs and Expenses
    Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  Housekeeping labor, travel agency commissions and consumable supplies are most clearly associated with occupancy. Actual charges relating to travel agency commissions depend on our revenue channel distribution mix. For the three months ended March 31, 2021, online travel agencies represented approximately 35% of our revenue channel mix. Our management and royalty fees are also primarily driven by our level of gross revenues or room revenues. Management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues. In response to the COVID-19 pandemic, we have implemented programs to reduce labor and consumable supplies (including eliminated or reduced breakfast offerings), and we have experienced reductions in royalty fees, management fees, travel agency commissions and supplies. However, as our revenue and occupancy demand returns, we anticipate that these expenses will increase. We also expect that limited labor supply and wage pressures will increase labor costs. Further, some of these costs must be incurred in advance of the realization of increased revenue, as staff must be hired and supplies procured in time to meet the demand. Accordingly, certain variable expenses may temporarily increase at times faster than revenues.
    Fixed expenses. Many of the other expenses associated with our hotels are relatively fixed.  These expenses include portions of administrative field staff salaries, rent expense, property taxes, insurance and utilities.  Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, any resulting decline in our revenues can have a greater adverse effect on our net cash flow, margins and profits.  This effect can be especially pronounced during periods of economic contraction or slow economic growth, as has been the case during the COVID-19 pandemic.  The effectiveness of our cost-cutting efforts is limited by the amount of fixed costs inherent in our business.  An operating hotel requires a minimum amount of staff to manage the hotel front desk and provide administrative support and maintain the property. As a result, we may not be able to fully offset revenue reductions through cost cutting.  Individuals employed at certain of our hotels are party to collective bargaining agreements with our hotel managers that may also limit the manager’s ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels.  We have taken steps to date to reduce our fixed costs and expect to continue these efforts into 2021 until revenues return. However, as revenues do return to prior levels, we anticipate certain of these labor and other expenses to increase.
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
    Comparable Hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year. Comparable Hotels exclude: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that are sold or classified as held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses Comparable Hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, Occupancy, and RevPAR using the same set of Comparable Hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of Comparable Hotels existing at the reporting date versus the results of the same set of hotels in the prior period. As of March 31, 2021, all 200 owned hotels have been classified as Comparable Hotels.
    As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. As demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. The profits realized by us are generally significantly affected by economic downturns and declines in revenues. Given the performance disruptions from the COVID-19 pandemic and the resulting recovery, we expect increased volatility in revenues and operating profits during the near term.
The rent potential for a hotel is measured by its ADR and is primarily a factor of its chain scale, location, local demand drivers and competition. Our ADR and occupancy by chain scale groupings commonly used in the lodging industry for hotels owned as of March 31, 2021, for the twelve months ended March 31, 2021, are provided below to show the variation across chain scale for the properties we own:

	Number of Hotels	ADR	Occupancy
Upscale	1	$124.37	31.6%
Upper midscale	11	$100.89	43.3%
Midscale	74	$80.46	48.5%
Economy	114	$61.95	45.9%
Total	200	$71.39	46.7%

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
    The following is a reconciliation of our net loss to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Net loss	$(31)	$(21)
Interest expense	7	14
Income tax benefit	—	(2)
Depreciation and amortization	38	40
EBITDA	14	31
Gain on sales of real estate	(10)	(23)
Gain on casualty	(1)	(2)
Impairment loss	—	2
EBITDAre	3	8
Equity-based compensation expense	2	2
Other, net	(2)	—
Adjusted EBITDAre	3	10
Corporate general and administrative expenses	5	5
Hotel Adjusted EBITDAre	$8	$15

Additional information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the three months ended March 31, 2021 and 2020, Other, net includes $1 million and $2 million of business interruption insurance proceeds, respectively.
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
    The following table provides a reconciliation of net loss to Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Net loss	$(31)	$(21)
Depreciation and amortization	38	40
Gain on sales of real estate	(10)	(23)
Gain on casualty	(1)	(2)
Impairment loss	—	2
Nareit defined FFO attributable to common stockholders	(4)	(4)
Equity-based compensation expense	2	2
Non-cash income tax expense	—	2
Amortization expense of deferred financing costs	—	4
Other, net	(2)	—
Adjusted FFO attributable to common stockholders	$(4)	$4

Weighted average number of shares outstanding, diluted	57.0	57.9

Additional information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the three months ended March 31, 2021 and 2020, Other, net includes $1 million and $2 million of business interruption insurance proceeds, respectively.
•Weighted average number of shares outstanding, diluted presented above may differ from weighted average number of shares outstanding, diluted presented for GAAP purposes when there is a net loss and all potentially dilutive securities are anti-dilutive.     There are no dilutive securities for purposes of calculating net loss or negative FFO.

The decreases in each of our non-GAAP performance measures is primarily due to the disruptions from the COVID-19 pandemic. The effects of the pandemic began in March 2020, so first quarter 2020 includes only a partial period of operating disruptions. However, first quarter 2021 includes the continuing effects of the COVID-19 pandemic for the entire quarter. Also contributing to the declines are the impacts from the sale of hotels. As of March 31, 2021 we owned 200 hotels, compared to 248 hotels owned as of March 31, 2020. See further discussion below regarding operating activity and property sales.

Operational Overview

    The following discussion provides an overview of our operations and transactions for the three months ended March 31, 2021 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

    During the three months ended March 31, 2021, we reported net loss of $31 million as compared to net loss of $21 million for the same period in 2020. The increased loss was primarily due to lower revenues in the current period as a result of fewer owned hotels, reduced occupancy and lower RevPAR due to reduced hotel demand primarily related to the COVID-19 pandemic and effects of the Wyndham revenue platform conversion as discussed below. These losses were partially offset by a gain on sales of real estate of $10 million, for the nine hotels sold in the three months ended March 31, 2021. For the three months ended March 31, 2020, we sold 23 hotels and reported a gain on sales of real estate of $23 million.

    As of December 31, 2019, we identified 166 hotels as non-core with the intent to dispose of these hotels generally by the end of 2022. As of March 31, 2021, we have sold or disposed of 71 of these non-core hotels. These sold or disposed properties contributed $2 million in revenue for the three months ended March 31, 2021 as compared to $19 million in revenue for the three months ended March 31, 2020.

As of March 31, 2021, we have 95 remaining non-core hotels identified for disposition by the end of 2022. Our ability to enter into and to close sale contracts could be affected by the uncertainties related to the COVID-19 pandemic.

Results of Operations

Three months ended March 31, 2021 as compared to three months ended March 31, 2020

Revenues
    Room revenues for the three months ended March 31, 2021 were $95 million as compared to $143 million for the three months ended March 31, 2020, a decrease of $48 million or 33.6%. The decrease was primarily driven by 24.0% lower RevPAR at our Comparable Hotels for the three months ended March 31, 2021 as compared to the prior year period. The decrease in RevPAR was driven primarily by a 21.8% decrease in ADR and to a lesser extent a decrease in occupancy of 150 basis points. These decreases are primarily due to lower demand due to the COVID-19 pandemic particularly for business and weekday travelers. However, we are experiencing increased demand for our hotels located in sunbelt states, particularly Florida, Texas and Southern California. We believe this demand particularly relates to weekend and drive to locations.
    The remaining decline in revenues was primarily due to the sales of our non-core hotels. During the three months ended March 31, 2021, we sold nine hotels. During the year ended December 31, 2020, we sold or disposed of 62 hotels. These 71 previously sold or disposed properties contributed $2 million in revenue for the three months ended March 31, 2021 as compared to $19 million of revenue in the three months ended March 31, 2020, a decrease of $17 million. As we continue to execute our non-core disposition strategy, we expect further decreases in revenue compared to prior periods due to hotel sales.
Revenues were also affected by the continued impact of the second quarter 2019 Wyndham revenue platform and room rate booking systems conversions. As a part of the Wyndham Settlement reached in October 2019, Wyndham agreed to provide enhanced revenue tools, systems and processes, which would allow our room rate bookings to benefit from automated and more timely room rate adjustments, particularly during periods of increasing or high guest demand, similar to tools and systems that were in place prior to the 2019 platform conversion. The implementation required under the Wyndham Settlement was to be completed by no later than the end of 2020. We are currently engaged in ongoing discussions with Wyndham regarding the rollout and final acceptance of the revenue tool replacement. Given the continued macro-economic effects of the COVID-19 pandemic on overall hospitality demand and the sequential improvement in our hotel operations as demand returns to pre-pandemic levels as noted above, we are not able to currently confirm the incremental effectiveness of the new revenue tools on our room revenues, if any.
    The following table summarizes our key operating statistics for our Comparable Hotels for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Occupancy	52.7%	54.2%
ADR	$73.56	$94.05
RevPAR	$38.78	$51.01

Expenses
    Rooms expense was $47 million for the three months ended March 31, 2021 as compared to $79 million for the three months ended March 31, 2020, a decrease of $32 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2021 as compared to 2020 and cost containment measures we put in place in response to the COVID-19 pandemic. These cost reductions primarily relate to housekeeping labor, suspension of buffet style breakfast, consumable supplies and travel agency commissions and were generally in line with the decrease in room revenues. We may incur additional costs in future periods, such as staff re-hiring costs, resumption of buffet style breakfasts, cleaning costs and additional hygiene costs due to increased occupancy, increased operating requirements or other factors. Labor costs may also be affected by supply constraints and wage pressures. Such increases could be temporarily higher than our increases in revenue for certain periods.
    Other departmental and support was $19 million for the three months ended March 31, 2021 as compared to $24 million for the three months ended March 31, 2020, a decrease of $5 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2021 as compared to 2020 and cost containment measures we put in place in response to the COVID-19 pandemic, primarily related to discretionary maintenance.
    Management and royalty fees were $9 million for the three months ended March 31, 2021 as compared to $14 million for the three months ended March 31, 2020, a decrease of $5 million, due to decreased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross room revenues.
Gain on sales of real estate was $10 million for the three months ended March 31, 2021 as a result of the sale of nine properties. We had $23 million of gain on sales of real estate for the three months ended March 31, 2020, as the result of the sale of 23 properties.
Interest expense was $7 million for the three months ended March 31, 2021 as compared to $14 million for the three months ended March 31, 2020, a decrease of $7 million. The decrease was primarily due to lower borrowings on our CMBS Facility due to the repayment of outstanding principal in connection with hotel sales and lower interest rates. The interest rate and the amount outstanding on our CMBS Facility was 2.95% and $689 million, respectively, as of March 31, 2021, compared to 3.74% and $871 million, respectively, as of March 31, 2020. To the extent we are able to complete additional hotel sales as a part of our non-core transition strategy, we expect to retire additional principal amounts under our CMBS Facility, further reducing our interest expense. These decreases were partially offset by increased interest expense related to borrowings under our Revolving Facility. Borrowings under our Revolving Facility began in March 2020.

Cash Flow Analysis

Three months ended March 31, 2021 as compared to three months ended March 31, 2020
Operating activities
    Net cash provided by operating activities was $3 million for the three months ended March 31, 2021, as compared to $5 million for the three months ended March 31, 2020, a decrease of $2 million primarily related to decreased cash inflows from operations in 2021 as compared to 2020.
Investing activities
    Net cash provided by investing activities during the three months ended March 31, 2021 was $36 million, as compared to $81 million for the three months ended March 31, 2020. The $45 million decrease in cash provided by investing activities was primarily attributable to a $51 million decrease in proceeds from the sales of real estate, partially offset by a $6 million decrease in capital expenditures. Due to the COVID-19 pandemic, we have reduced or deferred certain discretionary capital expenditures. We may incur higher levels of capital expenditures in future periods.

Financing activities

    Net cash used in financing activities during the three months ended March 31, 2021 was $43 million as compared to $47 million provided by financing activities during the three months ended March 31, 2020. The $90 million decrease in cash provided by financing activities was primarily due to the 2020 net proceeds from debt, net of debt repayments. In March 2020, we drew $110 million on our Revolving Facility. Our debt repayments primarily related to use of real estate sale proceeds used to partially retire our CMBS Facility debt, as well as repayments on the Revolving Facility. To the extent we continue disposing of real estate assets as a part of our property strategy review, we expect debt repayments to be a significant use of cash flow in financing activities. During 2021, we are scheduled to make additional principal payments of $15 million on the Revolving Facility. To the extent we generate certain excess liquidity, as defined in the Revolver Credit Agreement, we are required to make additional principal payments up to $10 million.

Liquidity and Capital Resources
Short-term liquidity
    As of March 31, 2021, we had total cash and cash equivalents of $139 million, which is our current primary source of liquidity. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels and other purchase commitments, primarily related to prior years’ storm and other casualty damages. We have no borrowing availability under our Revolving Facility and require consent from the Revolving Facility lenders to incur certain other indebtedness. Our CMBS Facility currently requires that all proceeds from hotel sales are applied to principal repayments. Accordingly, hotel sales are not expected to be a significant source of liquidity in the near term.
For the three months ended March 31, 2021, we reported $3 million of net cash provided from operating activities, our first positive operating cash flow quarter since the onset of the COVID-19 pandemic in March 2020. Cash and cash equivalents decreased by $4 million during the three months ended March 31, 2021 primarily due to the Revolving Facility principal payment of $5 million and fees incurred in connection with the amendment of our Revolver Credit Agreement. Cash and cash equivalents was approximately $145 million as of April 30, 2021.
Not included in our cash and cash equivalents is $37 million of lender escrows. These escrows are primarily held in reserve for future capital expenditures, as discussed below, hotel operations, insurance claim repairs and collateralized issued letters of credit.
As of March 31, 2021, we are subject to a cash trap on both our Revolving Facility and our CMBS Facility. Each of the cash traps impose restrictions on our use of cash, which, so long as there is no continuing event of default, generally allow for payment of our hotel operating expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. As of March 31, 2021, the cash and cash equivalents subject to these cash traps was $39 million. If we were to begin to generate surplus operating cash from the hotels, such surplus liquidity would be controlled by our lenders for the disbursements noted above. Most uses of that cash for corporate purposes or payments to stockholders would require lender consents. We expect to be subject to these cash traps for the foreseeable future. Accordingly, our cash balances represent the critical determinant of our liquidity.

As of March 31, 2021, we had no borrowing availability under the Revolving Facility, and we had cash and cash equivalents of $139 million, of which $54 million was not subject to cash traps and above the minimum liquidity requirements. We believe that this cash will be adequate to meet anticipated requirements for operating expenses, debt service and other expenditures, including corporate expenses, payroll and related benefits, dividends to preferred stockholders, legal costs, and purchase commitments under existing operating conditions for the foreseeable future. To the extent that our hotel operations required additional liquidity, we would consider contributing additional funds into the cash traps.
Our CMBS Facility matures in June 2021 with four one-year extension options remaining. In March 2021, the CorePoint CMBS Borrower notified the CMBS lender of our election to extend the maturity to June 2022. Our Revolving Facility matures in May 2022 with no extension options contractually available. Our future ability to extend or refinance these debts may be dependent on future operating results and our ability to meet contractual debt service payments and other obligations. If cash flow from our operating activities is insufficient, we may then have to seek other capital sources, which to a large degree will be dependent on the current status of the capital markets, the economy and the economic recovery, particularly in the lodging industry, related to the COVID-19 pandemic.
As we execute our disposition strategy, we expect to utilize a significant portion of the net sales proceeds to retire our CMBS Facility. Accordingly, the disposition strategy may reduce our outstanding debt, and the related interest expense, but may not be a significant source of immediate liquidity. However, as we reduce our total outstanding debt, we may improve our ability to obtain other capital sources.
Hotel Sales

    In the execution of our disposition strategy, during the three months ended March 31, 2021, we sold nine hotels for gross sales consideration of $42 million. These properties produced approximately $3 million of annual Hotel Adjusted EBITDAre in 2019; however, these sold hotels also incurred approximately $1 million of annual capital expenditures during 2019. In addition, the annual interest savings from the partial debt repayment, based on interest rates as of March 31, 2021, is estimated at $1 million. Accordingly, we believe the dispositions will be substantially neutral to our overall future net cash flows.

    The provisions of our CMBS Facility require that a portion of, and in certain instances all, net proceeds from a secured hotel sale be applied to the outstanding principal balance. Due to disruptions from the COVID-19 pandemic, currently all sales proceeds are required to be applied to pay down debt and accordingly, net sales proceeds will not be a near term source of liquidity. However, as the principal balance is reduced and other factors change over time, particularly if operations improve or lower EBITDA earning hotels are sold, other uses of net disposition proceeds may be available to us. Further, any remaining net sales proceeds after any applicable debt paydowns are currently subject to our lender cash traps.

    As of March 31, 2021, we have 95 remaining non-core hotels. These hotels are older, have lower RevPAR and higher capital expenditures. We anticipate we will complete the sale of these properties by the end of 2022. The volume and timing of future hotel sales activity could be dependent on the participation by lenders and continuation of these incentive programs as well as the timing, scope and success of vaccine deployments. Further, if the effects of the COVID-19 pandemic reduce buyer demand and valuations for hotels, we may decide to defer the disposition of those hotels to a period when sales prices are less impacted.

We believe the completion of our disposition strategy will reposition our hotel portfolio to be more focused on our key markets with younger hotels, higher RevPAR and less capital requirements. However, as we dispose of the non-core hotels we would expect to report decreased revenue and Hotel Adjusted EBITDAre.

Capital Expenditures and Commitments

    Our capital expenditures are generally paid using cash on hand and, to the extent available, cash flows from operations, although other sources discussed herein may also be used. During the three months ended March 31, 2021, we invested $3 million in hotel related capital expenditures. Capital expenditures for the trailing twelve months related to the nine hotels sold during the three months ended March 31, 2021, were $1 million. During the three months ended March 31, 2020, we invested $9 million in capital expenditures.

    As of March 31, 2021, we had outstanding commitments under capital expenditure and other contracts of $15 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. Approximately $12 million of this amount relates to long-term hotel service contracts payable over approximately four years. As the services related to these contracts are standard for our hotel operations, we expect to continue these service contracts either with the current provider or a new provider at the end of the term; however, if cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

    Due to the impact of the COVID-19 pandemic, we are currently deferring all non-committed, non-essential capital investments and expenditures, with the exception of life safety or critical operational needs, resulting in an expected annual capital spend estimate of $15 million to $20 million. As a result of deferring certain of these capital expenditures as a result of the pandemic, we may incur higher levels of capital expenditures in future periods. Should operations improve and provide additional liquidity, we expect to prioritize certain of these deferred capital expenditures. Such capital expenditures would likely preserve existing revenue rather than generate incrementally new revenues. Our ability to fund those capital expenditures will be dependent on cash flow from operations and other sources discussed. There is no assurance those funding sources will be available or of sufficient size when needed.
Long-term Liquidity

    As of March 31, 2021, we had cash and cash equivalents of $139 million and no borrowing availability under our Revolving Facility. We do not expect to have any additional borrowing capacity under our Revolving Facility for the remainder of the Revolving Facility term. The credit agreement relating to our Revolving Facility requires that we maintain a daily liquidity requirement of $85 million of cash and cash equivalents, as defined. We may satisfy this requirement with cash subject to cash traps and un-trapped cash.

    Pursuant to our Revolver Credit Agreement, we are required to make payments of accrued interest, and during the period from June to August 2021, monthly principal payments of $5 million. In the event that our operations do not provide sufficient cash flow, we expect to be able to make these payments from our existing cash on hand. If we are unable to pay those scheduled payments or other monetary payments or were to breach other provisions under the Revolving Facility, the Revolving Facility lenders would have various potential remedies, including demand for payment of all amounts outstanding. The Revolving Facility matures in May 2022.

    The CMBS Facility matures in June 2021 with four remaining one-year extension options. In March 2021, the CorePoint CMBS Borrower provided notice to extend the CMBS Facility for one year to June 2022. The extension is not dependent on achieving any financial covenants, and we believe these extension options will be available to us at each maturity date.

    Due to exceeding a leverage ratio of 7.5 to 1.0, the Series A Preferred Stock dividend rate was set at 15% per annum, beginning July 1, 2020. The Series A Preferred Stock dividend rate will not return to the previous rate of 13% per annum until our leverage ratio is equal to or less than 7.5 to 1.0 and we are not in an uncured event of default as of the last day of a fiscal quarter. The COVID-19 pandemic has caused significant disruptions to our operations, and there can be no assurance that our future operating performance will be adequate for us to continue to pay dividends on the Series A Preferred Stock.

Other than the daily liquidity requirement under our Revolving Facility, the Revolving Facility, CMBS Facility and Series A Preferred Stock do not have financial covenant requirements that would provide rights for the holders to demand payment of the outstanding amounts due to covenant or financial metric requirements. However, as discussed above, failure to meet certain financial metric requirements have resulted in cash traps, an increased dividend rate and increased amounts of hotel sales proceeds to be used to pay down outstanding debt.

The Revolving Facility and CMBS Facility each uses London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. As a result of reference rate reform, the LIBOR index for new contracts will cease as of December 31, 2021 and the LIBOR index will no longer be published after June 30, 2023. Our Revolving Facility and CMBS Facility provide for alternate interest rate calculations. There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the Revolving Facility and CMBS Facility or their refinanced debt.

We may also access other debt and equity capital sources, which may include refinancing of the CMBS Facility. However, due to restrictions from the Revolving Facility, our access to such sources may require us to fully retire and terminate the Revolving Facility. Further, due to operating disruptions from the COVID-19 pandemic, such capital sources may require significant cash reserves. Accordingly, there is no assurance that such capital sources would be available to us or that net proceeds available would be sufficient to retire the Revolving Facility or provide significant net liquidity to us.
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

    Our Revolver Credit Agreement restricts our ability to pay cash dividends on our common stock, except in circumstances when such dividends are required to maintain our REIT tax status.
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
    There have been no material changes to our significant accounting policies or other new significant estimates that are considered material to our condensed consolidated financial statements as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Item 1A.    Risk Factors

    For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Securities
None.
(b)Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock we purchased for the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 30, 2021	—	$—	—	$21,060,769
February 1 through February 29, 2021	—	$—	—	$21,060,769
March 1 through March 31, 2021	—	$—	—	$21,060,769
Total	—	$—	—
_________
(1)On March 21, 2019, our board of directors authorized a $50 million share repurchase program. We may purchase shares of common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Due to restrictions imposed by the covenants governing our indebtedness, our share repurchase program has been temporarily suspended.
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
Third Amendment to the Credit Agreement and Amendment to Guaranty and Security Agreement, dated as of March 8, 2021, by and among CorePoint Operating Partnership L.P., CorePoint Borrower L.L.C., CorePoint Lodging Inc., CorePoint OP GP L.L.C., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent

10.2	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2021 Time-Based Vesting Award) (One Year Vesting)
10.3	Form of Restricted Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2021 Time-Based Vesting Award)
10.4	Form of Performance Stock Grant Notice under the CorePoint Lodging Inc. 2018 Omnibus Incentive Plan (2021 Performance-Based Vesting Award
10.5	CorePoint Operating Partnership L.P. Section 16 Officer Short Term Incentive Plan
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) related notes.

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

COREPOINT LODGING INC.
(Registrant)

Date:	May 6, 2021	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2021	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)