Form 10-Q
period 2021-06-30
CorePoint Lodging Inc.
filed 2021-08-06
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The registrant had outstanding 58,464,569 shares of common stock as of July 30, 2021.

COREPOINT LODGING INC.
FORM 10-Q TABLE OF CONTENTS
FOR THE PERIOD ENDED JUNE 30, 2021

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, and this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•we are exploring and evaluating potential strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our stockholders or that the process will not have an adverse impact on our business;

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

•our business may be materially adversely affected if COVID-19 vaccines are ineffective or cause side effects, there are delays in the distribution of the vaccines or a general lack of acceptance by consumers of the vaccine or COVID-19 variants result in a new wave of infections such that the overall economy, and the hospitality business in particular, does not fully return to profitability levels experienced prior to the pandemic or requires an extended period to reach those levels;

•we may incur hotel operating expenses in anticipation, or in advance of, revenue increases resulting in increased operating losses until revenue increases are actually realized;

•we may be unable to access certain cash to meet our business or operating objectives during lender imposed cash traps, even if our results of operations continue to improve;
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
•a negative outcome in the results of the current or future audits by the Internal Revenue Service (“IRS”) could require us to pay additional taxes which could have a material adverse effect on our liquidity, or if the eventual settlement is protracted, the resulting uncertainty could increase our cost of or restrict our access to capital or prevent us from achieving our business objectives;
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
•if we do not maintain our qualifications as a real estate investment trust for U.S. federal income tax purposes (a “REIT”), we will be taxed as a C corporation and could face a substantial tax liability; and

•affiliates of The Blackstone Group Inc. (“Blackstone”) own approximately 30% of our outstanding common stock and Blackstone’s interests may conflict with ours or yours in the future.
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

PART I ‑ FINANCIAL INFORMATION
Item 1.    Financial Statements

CorePoint Lodging Inc.
Condensed Consolidated Balance Sheets (Unaudited)
($ in millions, except per share amounts)

	June 30, 2021	December 31, 2020
Assets:
Real estate:
Land	$468	$511
Buildings and improvements	1,689	1,813
Furniture, fixtures, and other equipment	256	293
Gross operating real estate	2,413	2,617
Less accumulated depreciation	(1,062)	(1,083)
Net operating real estate	1,351	1,534
Construction in progress	2	5
Total real estate, net	1,353	1,539

Right of use assets	15	16
Cash and cash equivalents	159	143
Accounts receivable	9	13
Other assets	69	55
Total Assets	$1,605	$1,766

Liabilities and Equity:
Liabilities:
Debt, net	$638	$810
Mandatorily redeemable preferred stock	15	15
Accounts payable and accrued expenses	54	48
Other liabilities	39	36
Total Liabilities	746	909
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 1.0 billion shares authorized; 58.5 million and 58.0 million shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	968	963
Accumulated deficit	(112)	(109)
Noncontrolling interest	2	2
Total Equity	859	857
Total Liabilities and Equity	$1,605	$1,766

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rooms	$135	$70	$230	$213
Other	3	2	5	5
Total Revenues	138	72	235	218
Operating Expenses:
Rooms	56	40	103	119
Other departmental and support	20	15	39	39
Property tax, insurance and other	13	15	27	31
Management and royalty fees	14	7	23	21
Corporate general and administrative	7	6	14	14
Depreciation and amortization	37	42	75	82
Gain on sales of real estate	(42)	(9)	(52)	(32)
Gain on casualty	(2)	(1)	(3)	(3)
Impairment loss	—	52	—	54
Total Operating Expenses	103	167	226	325
Operating income (loss)	35	(95)	9	(107)
Other Income (Expense):
Interest expense	(7)	(12)	(14)	(26)
Other income (expense), net	—	(1)	2	2
Total Other Expenses	(7)	(13)	(12)	(24)
Income (loss) before income taxes	28	(108)	(3)	(131)
Income tax benefit	—	1	—	3
Net income (loss)	$28	$(107)	$(3)	$(128)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	57.0	56.6	57.0	56.6
Weighted average common shares outstanding - diluted	58.5	56.6	57.0	56.6

Earnings (loss) per share:
Basic earnings (loss) per share	$0.49	$(1.89)	$(0.05)	$(2.26)
Diluted earnings (loss) per share	$0.48	$(1.89)	$(0.05)	$(2.26)

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except per share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity
	Shares	Par Value
Balance as of January 1, 2020	57.2	$1	$954	$80	$2	$1,037
Net loss	—	—	—	(21)	—	(21)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	0.9	—	2	—	—	2
Balance as of March 31, 2020	58.1	$1	$956	$48	$2	$1,007
Net loss	—	—	—	(107)	—	(107)
Equity-based compensation	0.1	—	3	—	—	3
Balance as of June 30, 2020	58.2	$1	$959	$(59)	$2	$903

Balance as of January 1, 2021	58.0	$1	$963	$(109)	$2	$857
Net loss	—	—	—	(31)	—	(31)
Equity-based compensation	0.6	—	4	—	—	4
Balance as of March 31, 2021	58.6	$1	$967	$(140)	$2	$830
Net income	—	—	—	28	—	28
Equity-based compensation	—	—	2	—	—	2
Purchase of common stock	(0.1)	—	(1)	—	—	(1)
Balance as of June 30, 2021	58.5	$1	$968	$(112)	$2	$859

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3)	$(128)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75	82
Amortization of deferred costs and other assets	—	9
Gain on sales of real estate	(52)	(32)
Gain on casualty	(3)	(3)
Equity-based compensation expense	5	5
Impairment loss	—	54
Changes in assets and liabilities:
Accounts receivable	2	2
Other assets	6	—
Accounts payable and accrued expenses	6	(9)
Net cash provided by (used in) operating activities	36	(20)
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(8)	(14)
Lender and other escrows	(10)	(10)
Insurance proceeds related to real estate casualties	5	9
Proceeds from sales of real estate	170	117
Net cash provided by investing activities	157	102
Cash flows from financing activities:
Proceeds from debt	—	110
Repayment of debt	(171)	(70)
Debt issuance costs	(1)	(1)
Payment of insurance financing	(4)	(6)
Dividends on common stock	—	(22)
Purchase of common stock	(1)	—
Net cash provided by (used in) financing activities	(177)	11
Increase in cash and cash equivalents	16	93
Cash and cash equivalents at the beginning of the period	143	101
Cash and cash equivalents at the end of the period	$159	$194

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
The following table sets forth the number of owned and joint venture hotels and approximate number of rooms as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively:

	June 30, 2021		December 31, 2020		June 30, 2020
	Hotels	Rooms	Hotels	Rooms	Hotels	Rooms
Owned	174	23,600	208	27,600	239	31,200
Joint Venture	1	200	1	200	1	200
Totals	175	23,800	209	27,800	240	31,400

On July 13, 2021, we announced that our board of directors, working together with financial and legal advisors, has decided to explore strategic alternatives to maximize stockholder value. The board of directors intends to consider a full range of available strategic alternatives to maximize stockholder value, including a potential sale of the Company or other transactions.
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
Interim Unaudited Financial Information
    The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of June 30, 2021 and December 31, 2020, and our condensed consolidated results of operations and cash flows for the periods ended June 30, 2021 and 2020.
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
Accounts Receivable
    Accounts receivable primarily consists of receivables due from insurance settlements, hotel guests, credit card companies, our hotel manager, and hotel buyers with deferred purchase price arrangements. Our receivables are carried at estimated collectable amounts. We periodically evaluate our receivables for collectability based on expected losses incurred over the life of the receivable, considering our historical experience, the length of time receivables are past due and the financial condition of the debtor. Accounts receivable are written off when collection is not probable. We record uncollectible operating lease receipts as a direct offset to room revenues. Our insurance settlement receivables are recorded based upon the terms of our insurance policies and our estimates of insurance losses.
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
    We record all derivatives at fair value. On the date the derivative contract is entered into, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. As of June 30, 2021 and December 31, 2020, all of our derivative instruments were interest rate caps, and none are designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings.
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
Earnings Per Share
    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding plus other potentially dilutive securities, except when the effect would be anti-dilutive. Dilutive securities primarily include equity-based awards issued under long-term incentive plans.  Dilutive securities are excluded from the calculation of earnings per share for periods of net loss because the effect would be anti-dilutive. The earnings per share amounts are calculated using unrounded amounts and shares which may result in differences in rounding of the presented per share amounts.

Income Taxes
    We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021 or 2020 related to our REIT operations; however, CorePoint TRS, our wholly-owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes and we may be subject to state and local taxes. Our provision for income taxes differs from the statutory federal tax rate of 21%, due to the impact of our REIT election, recognition of valuation allowances, accelerated deductions for certain real estate expenditures and state income taxes.  We have not recognized any income tax benefit for the three and six months ended June 30, 2021, as we believe the realization of a benefit is not more likely than not.
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
Concentrations of Credit Risk and Business Risk
    We have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. As of June 30, 2021, approximately 50% of our total cash and cash equivalents were held in accounts fully covered by FDIC insurance or money market accounts collateralized by U.S. treasuries. For our remaining cash and cash equivalent accounts, we utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We have diversified our accounts with several banking institutions in an attempt to minimize exposure to any one of these institutions. We also monitor the creditworthiness of our customers and financial institutions before extending credit or making investments.
    Substantially all of our revenues are derived from our lodging operations at our hotels. Lodging operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations.
    We have a concentration of hotels operating in Florida, Texas and California. The number of hotels and percentages of total hotels as of June 30, 2021 and 2020, and the percentages of our total revenues, from these states for the six months ended June 30, 2021 and 2020, is as follows:

	June 30, 2021			June 30, 2020
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Florida	37	21%	22%	45	19%	22%
Texas	31	18%	16%	45	19%	18%
California	18	10%	12%	21	9%	12%
Total	86	49%	50%	111	47%	52%

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

Other departmental and support — These expenses include hotel operating expenses that constitute non-room operating expenses, including parking, telecommunications, on-site administrative labor, sales and marketing, loyalty program, recurring repairs and maintenance and utility expenses.

Property tax, insurance and other — These expenses consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and insurance for our hotel properties.
Newly Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions related to the transition away from London Interbank Offered Rate (“LIBOR”) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. Our current debt agreements use LIBOR rates, but provide for alternative rates when LIBOR is no longer available. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position and results of operations.
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

3.     Investments in Real Estate

During the six months ended June 30, 2021, 34 hotels were sold for gross proceeds of $185 million resulting in a gain on sale of $52 million. During the six months ended June 30, 2020, 30 hotels were sold for gross proceeds of $129 million resulting in a gain on sale of $32 million.

    We had no impairment loss for the three and six months ended June 30, 2021, however, we will continue to monitor events and changes in circumstances related to our real estate assets, including updated COVID-19 pandemic data and effects, analysis related to our operations, fair value, our holding periods and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Such changes in circumstances and analysis may result in impairment losses in future periods. For the three and six months ended June 30, 2020, we had $52 million and $54 million, respectively, of impairment loss primarily due to a lower valuation of certain of our properties related to the ongoing and updated impact of the COVID-19 pandemic on the lodging industry.

    As of June 30, 2021, we have not recognized any potential insurance claims related to COVID-19 pandemic losses. Given the contractual and judicial uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

4.     Other Assets

    The following table presents other assets as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021	December 31, 2020
Lender and other escrows	$45	$35
Prepaid expenses	14	8
Intangible assets, net	4	4
Federal and state tax receivables	4	5
Other assets	2	3
Total other assets	$69	$55

5.     Debt
    The following table presents the carrying amount of our debt as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021	December 31, 2020
CMBS Facility	$564	$725
Revolving Facility	75	85
	639	810
Less: unamortized debt issuance costs	(1)	—
Total debt, net	$638	$810

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
The CMBS Facility currently matures on June 9, 2022, with three remaining one-year extension options, exercisable at the CorePoint CMBS Borrower’s election, provided there is no event of default existing as of the commencement of the applicable extension period and the CorePoint CMBS Borrower either extends the current interest rate cap or purchases a new interest rate cap covering the extension period at a strike price as set forth in the CMBS Loan Agreement.  No principal payments are due prior to the scheduled or extended maturity date. The CMBS Facility is pre-payable in whole or in part subject to payment of all accrued interest through the end of the applicable accrual period.
The CMBS Facility bears interest at a rate equal to the sum of an applicable margin plus one-month LIBOR. As of June 30, 2021 and December 31, 2020, one-month LIBOR was 0.10% and 0.14%, respectively. Interest is generally payable monthly. As of June 30, 2021, the weighted average applicable margin on the CMBS Facility was 2.96% and the weighted average interest rate was 3.06%. As of December 31, 2020, the weighted average applicable margin on the CMBS Facility was 2.82% and the weighted average interest rate was 2.96%. The applicable margin will increase by 15 basis points after June 2023 and an additional 10 basis points after June 2024. Additional prepayments, if any, will be applied to the lower interest bearing principal tranches, reducing total future interest expense but having the effect of increasing the applicable margin thereafter on the remaining outstanding principal balance. The applicable margins for the tranches range from 2.29% to 3.95%.
    We may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CorePoint CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. Since May 2020, substantially all net sale proceeds have been paid under the CMBS Loan Agreement as required to release the collateralized property under the CMBS

Facility. During the six months ended June 30, 2021, primarily in connection with the sale of 34 secured hotel properties, $161 million of net proceeds were used to pay down the principal of the CMBS Facility.

The CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts and to establish escrow reserves for the benefit of the lender (referred to as a “CMBS Facility cash trap”). Cash and cash equivalents and lender escrows subject to the CMBS Facility cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate and general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of the CMBS Facility lender. As of June 30, 2021, the cash and cash equivalents and lender escrows subject to the CMBS Facility cash trap were $62 million and $10 million, respectively. We will be subject to the CMBS Facility cash trap until we meet the applicable debt yield requirement for two consecutive quarters or prepay the loan in an amount such that we meet the required debt yield. There can be no assurance that our future operating performance will be adequate for us to meet the requirements to be released from the CMBS Facility cash trap provisions.
    The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of June 30, 2021, we believe we were in compliance with these covenants.
The CorePoint CMBS Borrower has deposited in the loan servicer’s account $25 million in reserves for property improvement, environmental remediation and property insurance claims in progress and $4 million in reserves for unused property insurance deductibles, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. These reserves are recorded in other assets.
Revolving Facility
CorePoint Lodging Inc., CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), CorePoint OP GP, L.L.C., and CorePoint OP are parties to a credit agreement, as amended (the “Revolver Credit Agreement”), providing for a revolving facility (the “Revolving Facility”). The CorePoint Revolver Borrower is our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP. As of June 30, 2021, $75 million was outstanding under the Revolving Facility. In addition, as of June 30, 2021, there was $4 million in outstanding letters of credit issued under the Revolving Facility.
The Revolving Facility was amended in March 2021. In connection with the amendment, the Revolving Facility maturity was extended to May 2022 with no additional borrowings available. We made a scheduled monthly principal payment of $5 million in June 2021. We are required to make additional principal payments of $10 million during the third quarter of 2021 (the scheduled payments). We are required to make further principal payments (up to $10 million) in the fourth quarter of 2021 to the extent our liquidity (as defined in the Revolver Credit Agreement) exceeds $100 million. The amendment also reset the interest rate to either a base rate plus a margin of 5.0% per annum or an adjusted LIBOR rate plus a margin of 6.0% per annum, an increase of 100 basis points from the prior margins. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. As of June 30, 2021 and December 31, 2020, the Revolving Facility interest rate was 6.13% and 5.19%, respectively.
Also in connection with the amendment, as of June 30, 2021 the Revolving Facility requires that we maintain a minimum liquidity of $80 million of cash and cash equivalents, as defined, at all times. The minimum liquidity amount is reduced on a dollar-for-dollar basis in respect of 100% of the scheduled principal payments detailed above to repay and reduce the commitments under the Revolving Facility, and 50% in respect of any additional repayment amounts utilized to repay and reduce commitments under the Revolving Facility.
    The Revolving Facility lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as the “Revolving Facility cash trap”). As of June 30, 2021, the cash and cash equivalents subject to the Revolving Facility cash trap, which is in addition to the CMBS cash trap, were $7 million. Cash and cash equivalents subject to the Revolving Facility cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. The terms of the CMBS Facility cash trap are senior to the Revolving Facility cash trap but are generally similar in scope and are not cumulative in the effect on our cash and cash equivalents. We will be subject to the Revolving Facility cash trap until we meet the applicable debt yield thresholds, which we may be unable to meet during the remainder of the term of the Revolving Facility.

The Revolving Facility also includes other covenants, representations and warranties customary for commercial revolver facilities. The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, CorePoint Lodging Inc. and CorePoint OP GP L.L.C. and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower. Furthermore, CorePoint Lodging Inc., CorePoint OP GP L.L.C. and CorePoint OP each pledge certain equity interests in subsidiaries, representing substantially all of the Company’s hotel operations, as security for the obligations. As of June 30, 2021, we believe we were in compliance with these terms and covenants of the Revolver Credit Agreement.

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
    Holders of Series A Preferred Stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock on the tenth anniversary of its issuance or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable. As of June 30, 2021, neither event described above has occurred.

7.     Accounts Payable and Accrued Expenses and Other Liabilities
    Accounts payable, accrued expenses and other liabilities include the following as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021	December 31, 2020
Real estate taxes	$13	$17
Due to hotel manager	10	7
Sales and occupancy taxes	6	3
Other accounts payable and accrued expenses	25	21
Total accounts payable and accrued expenses	$54	$48

Operating lease liabilities	$18	$20
Insurance financing	7	2
Below market leases, net	3	3
Other liabilities	11	11
Total other liabilities	$39	$36

8.     Commitments and Contingencies
Hotel Management and Franchise Agreements
Management Fees
    On May 30, 2018, we entered into separate hotel management agreements for each of our hotels with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined. The term of the management agreements is through May 30, 2038, subject to two renewals of five years each, at LQM’s option. There are penalties for early termination in connection with property sales, currently calculated at approximately 3 times the trailing twelve month management fee of the sold property. Management termination fees are deducted in the determination of our gain on sale of real estate assets. For the three months ended June 30, 2021 and 2020, management termination fees were $5 million and $1 million, respectively. For both of the six month periods ended June 30, 2021 and 2020, our management termination fees were $7 million.
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
For the three months ended June 30, 2021 and 2020, our management fee expense was $7 million and $3 million, respectively. For the six months ended June 30, 2021 and 2020, our management fee expense was $11 million and $10 million, respectively.
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
    Our franchise agreements require that we pay a 5% royalty fee on gross room revenue. There are penalties for early termination. For the three months ended June 30, 2021 and 2020, our royalty fee expense was $7 million and $4 million, respectively. For the six months ended June 30, 2021 and 2020, our royalty fee expense was $12 million and $11 million, respectively.

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

The term of the franchise agreements is through May 30, 2038, subject to one renewal of ten years, at our option, subject to certain conditions. There are penalties for early termination. Liquidated damages under the franchise agreement is currently calculated as approximately 7.5 times the trailing twelve month royalty fee, marketing fee and reservation fee of the identified property.

    Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. We expect to meet these requirements primarily through our recurring capital expenditure program. As of June 30, 2021, $15 million was held in lender escrows that can be used to fund these requirements.

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
Tax Contingencies
    We are subject to regular audits by federal and state tax authorities, which may result in additional tax liabilities. In 2018, La Quinta Holdings Inc. completed the distribution to its stockholders of all the then-outstanding shares of common stock of CorePoint Lodging Inc. following which we became an independent, self-administered, publicly traded company (the “Spin-Off”). Subsequently, La Quinta Holdings Inc. merged with Wyndham Hotels & Resorts, Inc. (“Wyndham”). Entities in existence prior to the Spin-Off are currently under audit by the Internal Revenue Service (the “IRS”) for tax years ended December 31, 2010 to 2013.
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
We and the IRS have respectively corresponded in disagreement with the other’s positions. The audit was transferred to the IRS Appeals office in 2020 and in April 2021, we and the IRS exam team met with the IRS Appeals office and each side presented their case. No resolution was achieved during the review by IRS Appeals, and in July 2021, we requested the matter to be heard in post-IRS Appeals mediation. The IRS, however, declined the request for mediation. As a result, we expect to receive a 90-day letter of adjustment from the IRS, which would require our agreement to take the matter to tax court or payment of the tax adjustment. The statute of limitations with respect to the IRS audit ends on December 31, 2021.

    Based on our review of the tax matters and communications by the IRS, including their presentation to the IRS Appeals office, we have concluded and continue to conclude that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more likely than not to be sustained upon conclusion of the examination, including proceedings in mediation or tax court. Accordingly, as of June 30, 2021, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax and/or additional taxes would be imposed on the REIT, or its taxable REIT subsidiary, related to the excess rent, and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flows and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes. Such amounts would be in addition to expenses we may incur to defend our positions with the IRS, including legal costs, should the matter be resolved in tax court.
Purchase Commitments
    As of June 30, 2021, we had approximately $13 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business. Approximately $9 million of this amount relates to long-term hotel service contracts payable over approximately three years.
Lease Commitments
    As a lessee, our lessee arrangements are primarily for ground leases at certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years, with initial term maturities occurring between 2022 and 2096. As of June 30, 2021, the weighted average remaining lease term is 33 years and the weighted-average discount rate related to these leases was 8.80%. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts.  Our other leases primarily relate to our corporate office.

Rent expense was not significant for the three and six months ended June 30, 2021 or June 30, 2020. Contractual annual rent expense is less than $3 million for each of the next five years. Differences between amounts expensed and cash paid were not significant. Rent expense is included in property tax, insurance and other expenses in our condensed consolidated statements of operations.

9.     Equity

    Our board of directors has authorized a $50 million share repurchase program, with $21 million remaining available as of June 30, 2021.  Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Our Revolver Credit Agreement restricts us from making any purchases at this time. Accordingly, we have temporarily suspended purchases under the share repurchase program and no shares were acquired in 2020 or 2021.

    The Revolver Credit Agreement also restricts our ability to pay cash dividends on our common stock unless required to meet REIT federal income tax requirements.

10.     Revenues

    Revenues for the three and six months ended June 30, 2021 and 2020 are comprised of the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease revenues:
Rooms	$135	$70	$230	$213
Other	1	1	2	2
Total lease revenues	136	71	232	215

Customer revenues	2	1	3	3
Total revenues	$138	$72	$235	$218

    Other operating lease revenues primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues in the accompanying consolidated statements of operations, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For each of the three and six months ended June 30, 2021 and 2020, we had an insignificant amount of variable lease revenue.

11.     Equity-Based Compensation

    Our 2018 Omnibus Incentive Plan (the “Plan”) authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. Approximately eight million shares of common stock have been authorized for issuance under the Plan and approximately five million shares of common stock were available for issuance as of June 30, 2021.

    The RSAs and RSUs are time-based and are not subject to future performance targets. The RSAs generally vest over one to three years. The RSUs generally vest over one to two years, with certain RSUs vesting immediately upon grant. RSAs and RSUs are initially recorded at the market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the ultimate award is based on the achievement of established performance targets, generally over two to three years. As of June 30, 2021, performance targets related to relative and absolute total shareholder returns, as defined, are treated as market-based conditions and are recorded at the fair value of the award using a Monte Carlo simulation valuation model. The remaining PSUs are treated as non-market based and are recorded at fair value based on the period end assessment of achieving the performance targets. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events. For each of the three month periods ended June 30, 2021 and 2020, we recognized $3 million of equity-based compensation expense. For each of the six month periods ended June 30, 2021 and 2020, we recognized $5 million of equity-based compensation expense.

    The following tables summarize the activity of our RSAs, RSUs, and PSUs during the six months ended June 30, 2021 and 2020:

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	1,031,482	$11.09	1,348,451	$5.85	290,443	$4.52
Granted	560,444	$8.61	463,648	$9.86	114,562	$9.91
Converted	(166,825)	$23.87	(185,171)	$6.57	—	$—
Forfeited	(69,615)	$8.10	(80,958)	$7.07	—	$—
Outstanding at June 30, 2021 (1)	1,355,486	$8.65	1,545,970	$6.90	405,005	$6.04
__________
(1) As of June 30, 2021, no outstanding RSAs or PSUs were vested, and 319,742 outstanding RSUs were vested.

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	653,790	$20.30	368,969	$6.99	5,072	$6.05
Granted	919,106	$3.88	979,482	$5.42	240,269	$4.19
Converted	(67,637)	$13.06	—	$—	(4,787)	$6.06
Outstanding at June 30, 2020 (1)	1,505,259	$10.60	1,348,451	$5.85	240,554	$4.19
__________
(1) As of June 30, 2020, no outstanding RSAs and PSUs were vested, and 36,523 outstanding RSUs were vested.

    RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

12.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    We use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. As of June 30, 2021, we had an interest rate cap with an aggregate notional value of $640 million, a strike rate of 0.75% and a fair value and net book value of less than $1 million. The interest rate cap terminates in June 2022.

Financial Instruments Not Reported at Fair Value

    For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility(1)(2)	$564	$564	$725	$705
Debt - Revolving Facility(1)(2)	$75	$75	$85	$84
Mandatorily redeemable preferred stock(1)	$15	$16	$15	$15
 ____________________
(1)Classified as Level 3 under the fair value hierarchy.
(2)Carrying amount excludes unamortized debt issuance costs of $1 million as of June 30, 2021. We had no unamortized debt issuance costs as of December 31, 2020.
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
    We believe the carrying amounts of our cash and cash equivalents, accounts receivable and lender and other escrows, and other liabilities approximate fair value as of June 30, 2021 and December 31, 2020, due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

    During 2020, we recorded non-cash impairment losses related to lower valuation of certain of our properties due to the ongoing impact of the COVID-19 pandemic on the lodging industry and final disposal costs related to a property previously impaired in 2019. Our process to estimate the fair value of an asset involves using the sales price of an executed sales agreement, which would be considered a Level 2 assumption within the fair value hierarchy. To the extent that this type of third-party information is unavailable, we estimate revenue multiples that we believe would be used by a third-party market participant in estimating the fair value of an asset. This is considered a Level 3 assumption within the fair value hierarchy.

We had no impairment loss for the six months ended June 30, 2021. The following table summarizes the assets which were measured at fair value on an nonrecurring basis and impaired during the year ended December 31, 2020 (in millions):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices in Active Market for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Total Losses
Real estate (2)	$310	$—	$7	$303	$52
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

(2)    The fair value of impaired real estate assets was $310 million as of the June 30, 2020 impairment date. The carrying value of these real estate assets was $267 million as of December 31, 2020. The change in fair value from June 30, 2020 to the December 31, 2020 carrying value relates to $14 million of depreciation expense and $29 million due to sales of assets subsequent to the impairment date.

13.    Related Party Transactions

    As of June 30, 2021, affiliates of The Blackstone Group Inc. (“Blackstone”) beneficially owned approximately 30% of our outstanding shares of common stock and held horizontal risk retention certificates issued by the trust that holds our CMBS Facility indebtedness (“Class HRR Certificates”). As of both June 30, 2021 and December 31, 2020, the portion of our CMBS Facility outstanding balance that correlates to the Class HRR Certificates was $79 million. Total interest payments made to an affiliate of Blackstone as a holder of such Class HRR Certificates for each of the three month periods ended June 30, 2021 and 2020 were $1 million. Total interest payments made to an affiliate of Blackstone as a holder of such Class HRR Certificates for each of the six month periods ended June 30, 2021 and 2020 were $2 million.

14.     Supplemental Disclosures of Cash Flow Information
    The following table presents the supplemental cash flow information for the six months ended June 30, 2021 and 2020 (in millions):

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid during the period	$14	$20

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$—	$2
Financing of insurance	$9	$11

15.     Subsequent Events

    Subsequent to June 30, 2021, we sold eight operating hotels with approximately 900 rooms for a gross sales price of $44 million, recognizing an estimated gain on sale of approximately $12 million. As of June 30, 2021, none of these hotels were classified as assets held for sale because the assets did not meet the accounting criteria established for such classification. We used $39 million of the net sales proceeds to pay down the principal on the CMBS Facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help provide an understanding of our business and results of operations. This MD&A should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This report, including the following MD&A, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” above in this Quarterly Report on Form 10-Q and “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Annual Report on Form 10-K”). Actual results may differ materially from those projected in such statements as a result of the factors described under “Special Note Regarding Forward-Looking Statements” and in “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

Overview

Our Business
    CorePoint is a leading owner in the midscale and upper midscale select-service hotel segments, primarily all under the La Quinta brand. Our portfolio, as of June 30, 2021, consisted of 175 hotels representing approximately 23,800 rooms across 30 states in locations in or near employment centers, airports, and major travel thoroughfares. Approximately 50% of our revenue is derived from our hotels located in Florida, Texas and California and approximately 22% from the state of Florida alone. These hotels are currently experiencing higher levels of recovery from the COVID-19 pandemic disruptions than full-service hotels. Based on local economies, we expect these regions to continue to have improved travel demand, which would positively affect our operations. All but one of our hotels is wholly owned. We primarily derive our revenues from our select-service hotel operations, with approximately 98% of our revenues derived from daily room rentals.
    Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment. As of June 30, 2021, we have 13 hotels located on land leased by us pursuant to ground leases with third parties.
Exploration of Strategic Alternatives

On July 13, 2021, we announced that our board of directors, working together with financial and legal advisors, has decided to explore strategic alternatives to maximize stockholder value. The board of directors intends to consider a full range of available strategic alternatives to maximize stockholder value, including a potential sale of the Company or other transactions. There is no set timetable for the board of directors to review alternatives, and there can be no assurance that the exploration of strategic alternatives will result in any transaction or other action. Any potential transaction or other strategic alternative, and the economic or other terms of any transaction, may be dependent on or impacted by a number of factors that may be beyond our control, including but not limited to: market conditions; industry trends, including as a result of the COVID-19 pandemic; the availability of financing for us or for potential buyers on reasonable terms; adverse developments in connection with current IRS audits and any payments anticipated or required to resolve such matters; adverse responses or actions taken by our major business relationships; and any adverse regulatory developments or determinations or adverse changes in, or interpretations of, U.S. tax and other laws, rules or regulations that could materially impact, delay or prevent completion of any transaction or other action. See “Part II, Item 1A. Risk Factors - We are exploring and evaluating potential strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our stockholders or that the process will not have an adverse impact on our business.”
Impact of the COVID-19 Pandemic
Update

Due to reduced COVID-19 infection rates in the U.S. and overall favorable trends in the economy, we have observed an increase in travel demand. This has resulted in improvements during the second quarter of 2021 in our operations and financial position on a sequential basis, as compared to the first quarter of 2021, as well as over the comparable period in 2020 (see charts below for further information).

During the COVID-19 pandemic, we believe our hotel portfolio generally performed better than the lodging industry as a whole, primarily in comparison to full service hotels in urban or resort destination areas, and specifically as a result of the following portfolio characteristics: (1) our select-service business model; (2) our predominant focus on the midscale and upper midscale chain scales; (3) location in suburban market locations, with a concentration in sunbelt states near multiple demand generators and stronger local economies; and (4) leisure travel and transient focus. We also believe our portfolio characteristics positioned us to benefit from pent-up travel demand. If travelers continue to be more comfortable traveling, and if businesses and travel destinations continue to re-open, we expect continued improvements in our operations. We have experienced a faster recovery in leisure travel. For the six months ended June 30, 2021, our Friday and Saturday occupancy, which is generally more attributable to leisure travelers, was 68%, while our weekday occupancy, which is generally more attributable to business travelers, was approximately 54%. For our most recent quarter, the three months ended June 30, 2021, the trend toward leisure travel was even more pronounced as our Friday and Saturday occupancy was approximately 75%, while our weekday occupancy was approximately 58%. As the economy recovers, more businesses open and convention and related activity resumes, we expect increases in business travel, although with the potential for delays in the recovery due to COVID-19 variants or other reasons.

Operating Results

During March 2021, we reached the one year anniversary of COVID-19 being declared a global pandemic by the World Health Organization. The first quarter of 2020 had less than one month of the full impact of the operational disruptions due to the COVID-19 pandemic. Accordingly, we are monitoring our progress compared to the similar periods in 2020 and in 2019, the last full year of pre-COVID-19 pandemic operations. Beginning in March 2021, each of our monthly performance metrics have exceeded the comparable period of 2020.

As illustrated in the two charts below, we decreased our Comparable Hotel occupancy and Comparable Hotel RevPAR deficit in 2021 as compared to the comparable period in 2019. In January 2021, our deficit to the January 2019 Comparable Hotel occupancy was 1400 basis points. As of June 2021, the Comparable Hotel occupancy deficit as compared to the corresponding periods in 2019 was 700 basis points. Similarly, in January 2021 our Comparable Hotel RevPAR was approximately 44% less than January 2019. As of June 2021, Comparable Hotel RevPAR was approximately 8% less than the corresponding period in 2019. In July 2021, the Comparable Hotel occupancy deficit as compared to July 2019 was reduced further to approximately 400 basis points, and Comparable Hotel RevPAR for July 2021 surpassed July 2019 RevPAR by approximately 2%. We note that the number of Comparable Hotels in the charts below for July has been reduced to reflect the July 2021 sale of seven hotels.

2021 to 2020 to 2019 Comparison -Comparable Hotel Occupancy %
2021 to 2020 to 2019 Comparison -Comparable Hotel RevPAR

Cost Management

In response to the COVID-19 pandemic, along with our hotel manager, we put in place a number of actions to reduce portions of our operating expenses, primarily related to hotel labor, supplies and maintenance. These cost saving measures primarily began in April 2020 and have substantially continued into 2021. The most significant of these actions were the suspension of buffet style breakfast services, reduced hotel and housekeeping labor and deferred non-health or safety maintenance and capital expenditures. These expense savings were marginally offset by additional cleaning expenses and supplies and costs of furloughing hotel employees.

These expense controls have continued; however, as occupancy demand continues to improve, we have and will continue to restore some of the expenses related to the underlying cost controls. In particular, we expect to have increased hotel labor, particularly housekeeping staff, as our hotel manager initiated new incentive programs in June 2021 to recruit and retain staff, and grab and go breakfast options are now offered at most of our hotels. When possible, we have instituted and expect to continue to institute these changes and the corresponding increase in operating expenses in line with revenue increases; however, given that certain of these items require some lead time to hire staff and order supplies, we may experience increases in operating expenses in advance of the realization of increased revenues. This may result in temporary decreases in operating margins and cash flows. However, certain supply constraints may result in longer term operating cost increases. These may result from competition for labor, which may be exacerbated by a decreased supply of workers, government stimulus payments and minimum wage actions setting higher wage expectations. In addition, we have experienced expense increases that are outside of our direct control, such as increased travel commissions that have been shifting to more expensive online and franchisor sources. The COVID-19 pandemic has also contributed to certain raw material, energy, transportation and other supply constraints which are increasing costs.

We also have taken aggressive steps at the corporate level to control costs and preserve capital to mitigate the ongoing operational and financial impact in response to the COVID-19 pandemic. These initiatives include suspending our common stock dividend, restricting corporate travel and deferring all non-essential administrative expenses and capital expenditures. Similar to operating expense, these measures have continued into the first half of 2021. However, we anticipate certain administrative expense increases in 2021, primarily related to the resumption of travel and other activities.

Cash Flows

As a result of the operating disruptions of the COVID-19 pandemic, we experienced a net cash from operating activities deficit in the year ended December 31, 2020. However, for the six months ended June 30, 2021, we reported $36 million net cash provided by operating activities as compared to $20 million net cash used in operating activities for the six months ended June 30, 2020. This trend was primarily as a result of improved operations in the second quarter of 2021, which generated approximately $33 million of cash provided by operating activities, due to revenue improvements, operating control measures and reduced interest expense. Our controls over capital expenditures also improved our cash flows compared to 2020. During the six months ended June 30, 2021 we used $3 million for capital expenditures, net of collection of insurance proceeds, compared to $5 million for capital expenditures in the same period for 2020. As noted above, we are currently restricting our capital expenditures to only essential expenditures. However, as occupancy and revenues increase, we expect our capital expenditures to also increase. We also expect to receive an income tax refund of approximately $4 million during 2021 related to net operating loss carrybacks arising from the COVID-19 pandemic.

We expect future operations will continue to be affected by ongoing disruptions due to the COVID-19 pandemic and the positive effects from the recovery; however, due to uncertainties regarding the magnitude and timing of business and consumer travel, and the resumption of other activities, including in-person work, schools, colleges, sporting events, special events and conferences, we expect higher volatility in travel demand, with certain regions experiencing a greater or smaller recovery at any given time frame. There is also uncertainty as to the effects on travel from the COVID-19 variants, particularly whether travel will continue based on the most recent trends or whether there will be a reduction due to restrictions imposed from increased infections and local restrictions. Accordingly, we are unable to forecast our near term operating results. Until travel demand fully returns and stabilizes, we may experience future periodic improvements and declines in cash flows from operations which may extend into the remainder of 2021 and beyond.

We believe we have adequate liquidity in the near term to fund our operations. As of July 31, 2021, we had cash and cash equivalents of $167 million, an increase of $8 million from June 30, 2021. We believe this amount will be sufficient to fund our operations assuming the continuation of current conditions well into 2022. Should operations improve, we would expect further improvements in our cash position. (See “Liquidity and Capital Resources” below for additional discussion.)
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

The table below provides certain summary information of our core and non-core hotels as of June 30, 2021. Due to the disruptions to 2020 and 2021 RevPAR from the COVID-19 pandemic, we have provided RevPAR based on 2019 annual amounts. We believe the 2019 annual amounts are more comparable to historical metrics.

	Number of hotels	Approximate number of rooms	Average hotel age (years)	2019 RevPAR
Core	105	15,100	29	$72.67
Non-Core	70	8,700	33	$54.67
Total	175	23,800	30	$66.08

During the six months ended June 30, 2021, we sold 34 non-core hotels for gross consideration of $185 million. Subsequent to June 30, 2021, we sold an additional eight non-core hotels for gross consideration of $44 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for these sold hotels, increasing the availability of liquidity for other uses.

    Certain historical information related to the operating hotels sold during the six months ended June 30, 2021 is presented in the table below. Due to the disruptions to 2020 and 2021 metrics from the COVID-19 pandemic, we have provided metrics based on 2019 annual amounts. We believe the 2019 annual amounts provide measures that may be more comparable to historical metrics. As the COVID-19 pandemic continues over a longer period, these metrics as well as the number of hotel sales may be affected
($ amounts in millions, except for RevPAR and price per key):

2021 Quarterly Activity	Number of hotels sold	Approximate number of rooms	Gross sales price	Gain on sales	Approximate price per key (5)	Revenue multiple (1)
1st Quarter	9	1,100	$42	$10	$39,000	2.5x
2nd Quarter	25	2,900	143	42	$50,000	2.7x
2021	34	4,000	$185	$52	$47,000	2.7x

2019 Annual Operating Data for Non-Core Hotels sold in the six months ended June 30, 2021	Amount
Revenues	$69.3
RevPAR (2)	$47.38
Hotel Adjusted EBITDAre (3)	$13.5
Hotel Adjusted EBITDAre multiple (4)	13.7	x
FFO (3)	$8.6
Capital expenditures	$3.3
____________________
(1)Revenue multiple is calculated as the gross sales price divided by 2019 annual revenues. Closing costs, management termination fees and other costs from the sale of the hotels have not been deducted in the gross sales price and have generally averaged approximately 10% of the gross sales price.
(2)Our Comparable Hotel RevPAR for the year ended December 31, 2019 was $66.08 and our Comparable Hotel RevPAR for core hotels alone was $72.67.
(3)Hotel Adjusted EBITDAre and FFO are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for definitions and limitations of these terms. The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the June 30, 2021 interest rate of 3.06%. The FFO amount includes only directly associated hotel expenses and does not include any general and administrative or other corporate expenses.
(4)Hotel Adjusted EBITDAre multiple is calculated as gross sales price divided by 2019 Hotel Adjusted EBITDAre.
(5)Approximate price per key is defined as gross sales price divided by the total rooms for hotels sold.

    As noted, the statistics above are based on the 2019 annual operating amounts. More current data would likely result in lower absolute amounts and higher multiples and yields as a result of the COVID-19 pandemic’s effects on hotel operations.

The sales closed to date have been on substantially similar terms and pricing as previously experienced prior to the pandemic. However, we may consider alternative terms in the future, including seller financing and limited price adjustments to attract qualified buyers on a timely basis. During the second quarter of 2021, we experienced continued demand for the non-core hotels as buyer revenue and operating expectations from the pandemic recovery are more favorable and capital for purchasers appears available.

However, there can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether proposed federal income tax changes will affect buyer capital or demand and whether buyers will be able to complete such purchases, or, if completed, their effect on future results.

Hotel Capital Investment

    During the six months ended June 30, 2021, we invested approximately $8 million in capital investments in our hotels. These represent approximately 3% of revenues for the six months ended June 30, 2021. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures. Due to the COVID-19 pandemic, we have and expect to continue to defer elective capital expenditures, with the exception of life safety or critical operational needs. Deferring capital expenditures may result in additional maintenance expenses when operations begin to improve and higher capital expenditures in future periods. However, to the extent we are able to complete the dispositions of non-core hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis. We also anticipate that as operations improve deferred capital expenditures will increase and be given a priority from available liquidity.

Seasonality
    The hotel industry is seasonal in nature. Generally, our revenues are greater in the second and third quarters than in the first and fourth quarters. The timing of holidays, local special events and weekends can also impact our quarterly results. The periods during which our properties experience higher revenues may depend on specific locations and accordingly may vary from property to property. This seasonality can be expected to cause quarterly fluctuations in revenue, profit margin, net earnings and cash provided by operating activities. Additionally, our quarterly results may be seasonally affected by the timing of certain marketing programs or hotel maintenance. In addition, certain of our manager and franchisor fees are based on revenues which, as noted above, vary by season. Further, the impact of disruptions due to the COVID-19 pandemic, the timing of opening of newly constructed or renovated hotels and the timing of any hotel dispositions may cause a variation of revenue and earnings from quarter to quarter. Accordingly, our results for any partial period may not be indicative of our full year results or trends.

    Further, the COVID-19 pandemic began disrupting our operations during March 2020. The first quarter of 2020 was not affected by the COVID-19 pandemic until the last weeks of March 2020. Subsequent 2020 quarterly results will also have different levels of operating disruptions. Accordingly, certain comparisons of 2021 results to similar periods in 2020 should be reviewed in the context of the status of the COVID-19 pandemic. Due to the fluidity of these disruptive developments and the degree and timing of the related recovery, we are not able to accurately project the level of operations for 2021 or if and when we will achieve pre-pandemic operating levels on a stable basis.

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

Factors Affecting our Revenues
    Hotel dispositions. As noted above, we continue dispositions of our non-core hotels. We sold 34 hotels during the six months ended June 30, 2021, and we sold or disposed of 62 hotels during the year ended December 31, 2020.  The revenue from these sold or disposed hotels was $18 million and $46 million, for the six months ended June 30, 2021 and 2020, respectively.
    Customer demand. Our customer mix includes both leisure travelers and business travelers. Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. As a result of the COVID-19 pandemic, leisure and business travel lodging demand continues to be impacted, and our mix of customers has changed to a higher proportion of leisure travelers which represents approximately two-thirds of our hotel portfolio. We are benefiting from “drive to” consumer demand, particularly for our hotels adjacent to highways and suburban areas. We are also benefiting from our hotel properties located in sunbelt states, primarily Florida, Texas and Southern California, that are experiencing an increase in post-pandemic travel demand. These areas are especially attractive to consumers looking for a two or three day trip. Weekend travel demand has been particularly high with occupancy rates at approximately 26% greater than weekday demand. Accordingly, we believe our customer demand is highly dependent on the timing and magnitude of the return of consumer and business travel, the proportion of the traveling population that is vaccinated and feels safe traveling, government assistance programs and the return of convention, sporting and other local events.
Supply. New room supply is an important factor that can affect the lodging industry’s performance. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth and decline when supply growth exceeds demand growth. Our hotels have benefited from being open while competing hotels and substitute lodging options (e.g. homeowner rental programs) were temporarily closed or not fully operational; however, as travel demand increases, competition has increased and our competitive advantage has diminished or has been eliminated. Beginning in the third quarter of 2020, we noted instances where our hotels were losing pricing power relative to our competitors. We are also observing that many of the competitor hotels that temporarily closed in 2020 have re-opened. However, we do expect that the COVID-19 pandemic will reduce new supply coming into our markets, at least in the near term, as existing hotel projects were delayed and new projects would require some time for planning, governmental approvals and construction. The lodging industry in total may actually experience negative absorption during this lag, as some portion of the existing hotel stock may be taken out of operation.
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
    Other departmental and support. These expenses include hotel operating expenses that constitute non-room operating expenses, including parking, telecommunications, on-site administrative labor, sales and marketing, loyalty program, recurring repairs and maintenance and utility expenses.
    Property tax, insurance and other. These expenses consist primarily of real and personal property taxes, other local taxes, ground rent, equipment rent and insurance.
    Management and royalty fees. Management and royalty fees represent fees paid to third parties and are computed as a percentage of revenues.
Factors Affecting our Costs and Expenses
    Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  Housekeeping labor, travel agency commissions and consumable supplies are most clearly associated with occupancy. Actual charges relating to travel agency commissions depend on our revenue channel distribution mix. For the six months ended June 30, 2021, online travel agencies represented approximately 38% of our revenue channel mix. Our management and royalty fees are also primarily driven by our level of gross revenues or room revenues. Management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues. In response to the COVID-19 pandemic, we implemented programs to reduce labor and consumable supplies (including eliminated or reduced breakfast offerings), and we have experienced reductions in royalty fees, management fees, travel agency commissions and supplies. However, as our revenue and occupancy demand returns, these expenses have increased and we expect will continue to increase. Limited labor supply and wage pressures have increased and we expect will increase labor costs, including through the impact of new incentive programs offered to recruit and retain staff. Further, some of these costs must be incurred in advance of the realization of increased revenue, as staff must be hired and supplies procured in time to meet the demand. Accordingly, certain variable expenses may temporarily increase at times faster than revenues.
    Fixed expenses. Many of the other expenses associated with our hotels are relatively fixed.  These expenses include portions of administrative field staff salaries, rent expense, property taxes, insurance and utilities.  Since we generally are unable to decrease these costs significantly or rapidly when demand for our hotels decreases, any resulting decline in our revenues can have a greater effect on our net cash flow, margins and profits.  This effect can be especially pronounced during periods of economic contraction or slow economic growth, as was the case during the early stages of the COVID-19 pandemic.  The effectiveness of our cost-cutting efforts was limited by the amount of fixed costs inherent in our business.  An operating hotel requires a minimum number of staff to manage the hotel front desk and provide administrative support and maintain the property. As a result, we were unable to fully offset revenue reductions through cost cutting.  Individuals employed at certain of our hotels are party to collective bargaining agreements with our hotel managers that may also limit the manager’s ability to make timely staffing or labor changes in response to declining revenues. In addition, any efforts to reduce costs, or to defer or cancel capital improvements, could adversely affect the economic value of our hotels.  We have taken steps to date to reduce our fixed costs and expect to continue these efforts throughout 2021 until revenues return. However, as the economy appears to be in the recovery phase of the COVID-19 pandemic and as our revenues return to prior levels, we anticipate positive impacts on our net cash flow, margins and profits as the increases in these fixed labor and other expenses will be proportionately less than the increase in room revenues.
    Changes in depreciation and amortization expense. Changes in depreciation expense are due to renovations of existing hotels, acquisition or development of new hotels, the disposition of existing hotels through sale or changes in estimates of the useful lives for new capital improvements. As we incur additions to our hotels or place new assets into service, we will be required to recognize additional depreciation expense on those assets. Conversely, impairment losses, which are effectively accelerated depreciation, will reduce future depreciation expenses at these hotels. Continued dispositions of non-core hotels will also reduce future depreciation.
Hotel dispositions. We continue dispositions of our non-core hotels, reducing hotel operating expenses. We sold 34 hotels during the six months ended June 30, 2021, and we sold or disposed of 62 hotels during the year ended December 31, 2020.

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
    Average daily rate (“ADR”) represents hotel room revenues divided by total number of rooms rented in a given period. ADR measures the average room price attained by a hotel or group of hotels, and ADR trends provide useful information concerning pricing policies and the nature of the guest base of a hotel or group of hotels. Changes in room rates have an impact on overall revenues and profitability. ADR is also used by the lodging industry to classify hotels by chain scale.
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
    Comparable Hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year. Comparable Hotels exclude: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that are sold or classified as held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses Comparable Hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, Occupancy, and RevPAR using the same set of Comparable Hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of Comparable Hotels existing at the reporting date versus the results of the same set of hotels in the prior period. As of June 30, 2021, all 175 owned hotels have been classified as Comparable Hotels.
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
The rent potential for a hotel is measured by its ADR and is primarily a factor of its chain scale, location, local demand drivers and competition. Our ADR and occupancy by chain scale groupings commonly used in the lodging industry for hotels owned as of June 30, 2021, for the twelve months ended June 30, 2021, are provided below to show the variation across chain scale for the properties we own:
Chain scale groupings are determined using lodging industry standards. Accordingly, as a result of the COVID-19 pandemic, certain hotels have experienced decreases in ADR which has resulted in a temporary reclassification to lower scales and we expect these to be reclassified to higher scales as ADR trends stabilize. The table below reflects our chain scale groupings for hotels owned as of June 30, 2021 using annual 2019 ADR and occupancy metrics. We believe the 2019 annual amounts provide measures that may be more comparable to historical metrics. There is no assurance as to when or whether these hotels will return to their 2019 operating levels. In addition, 70 of the hotels are classified as non-core and are included in our disposition program.

2019 Annual ADR and Occupancy for hotels owned as of June 30, 2021	Number of Hotels	ADR	Occupancy
Upper upscale	3	$164.22	78.6%
Upscale	18	$130.40	71.2%
Upper midscale	56	$104.30	66.4%
Midscale	88	$84.71	67.4%
Economy	10	$63.61	68.0%
Total	175	$97.40	67.8%
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
•     although depreciation, amortization and impairment are non-cash charges, the assets being depreciated, amortized or impaired will often have to be replaced, upgraded or repositioned in the future, and EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel Adjusted EBITDAre do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate EBITDA, EBITDAre, Adjusted EBITDAre, and Hotel Adjusted EBITDAre differently, limiting their usefulness as comparative measures.
    Because of these limitations, EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre should not be considered as a replacement to net income (loss) presented in accordance with GAAP, discretionary cash available to us to reinvest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

    The following is a reconciliation of our net loss to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$28	$(107)	$(3)	$(128)
Interest expense	7	12	14	26
Income tax benefit	—	(1)	—	(3)
Depreciation and amortization	37	42	75	82
EBITDA	72	(54)	86	(23)
Gain on sales of real estate	(42)	(9)	(52)	(32)
Gain on casualty	(2)	(1)	(3)	(3)
Impairment loss	—	52	—	54
EBITDAre	28	(12)	31	(4)
Equity-based compensation expense	3	3	5	5
Other, net	—	1	(2)	1
Adjusted EBITDAre	31	(8)	34	2
Corporate general and administrative expenses	4	3	9	8
Hotel Adjusted EBITDAre	$35	$(5)	$43	$10

Additional information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the six months ended June 30, 2021, other, net includes $1 million of business interruption insurance proceeds. For the six months ended June 30, 2020, other, net includes $2 million of business interruption insurance proceeds. We had no business interruption proceeds for the three months ended June 30, 2021 or 2020.
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
    We also present Adjusted FFO attributable to common stockholders when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance and in our annual budget process. We believe that the presentation of Adjusted FFO provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust Nareit FFO attributable to common stockholders for the following items, and refer to this measure as Adjusted FFO attributable to common stockholders: transaction expense associated with the potential disposition of or acquisition of real estate or businesses; severance expense; share-based compensation expense; litigation gains and losses outside the ordinary course of business; amortization of debt issuance costs; reorganization costs and separation transaction expenses; loss on early extinguishment of debt; straight-line ground lease expense; casualty losses; deferred tax expense; and other items that we believe are not representative of our current or future operating performance.
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
    The following table provides a reconciliation of net loss to Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$28	$(107)	$(3)	$(128)
Depreciation and amortization	37	42	75	82
Gain on sales of real estate	(42)	(9)	(52)	(32)
Gain on casualty	(2)	(1)	(3)	(3)
Impairment loss	—	52	—	54
Nareit defined FFO attributable to common stockholders	21	(23)	17	(27)
Equity-based compensation expense	3	3	5	5
Non-cash income tax expense (benefit)	—	(1)	—	1
Amortization expense of debt issuance costs	—	2	—	6
Other, net	—	1	(2)	1
Adjusted FFO attributable to common stockholders	$24	$(18)	$20	$(14)

Weighted average number of shares outstanding, diluted	58.5	56.6	58.3	56.6

Additional information:

•Other, net represents income and expenses that are not representative of our current or future operating performance. For the six months ended June 30, 2021, other, net includes $1 million of business interruption insurance proceeds. For the six months ended June 30, 2020, other, net includes $2 million of business interruption insurance proceeds. We had no business interruption proceeds for the three months ended June 30, 2021 or 2020.
•Weighted average number of shares outstanding, diluted presented above may differ from weighted average number of shares outstanding, diluted presented for GAAP purposes when there is a net loss and all potentially dilutive securities are anti-dilutive. There are no dilutive securities for purposes of calculating net loss or negative FFO.

The increases in each of our non-GAAP performance measures is primarily due to the 2020 disruptions from the COVID-19 pandemic. The 2021 increase in our operations is partially offset by the impact from the sale of hotels. As of June 30, 2021 we owned 175 hotels, compared to 240 hotels owned as of June 30, 2020. See further discussion below regarding operating activity and property sales.

Operational Overview

    The following discussion provides an overview of our operations and transactions for the six months ended June 30, 2021 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

    During the six months ended June 30, 2021, we reported net loss of $3 million as compared to net loss of $128 million for the same period in 2020. The decreased loss was primarily due to $54 million in impairment losses recorded in the six months ended June 30, 2020 that we did not have in 2021 and a gain on sales of real estate of $52 million, for the 34 hotels sold in the six months ended June 30, 2021. For the six months ended June 30, 2020, we sold 30 hotels and reported a gain on sales of real estate of $32 million. In addition, our Hotel Adjusted EBITDAre for the six months ended June 30, 2021improved $33 million over the same period in 2020 (see details in the tables below).

As of December 31, 2019, we identified 166 hotels as non-core with the intent to dispose of these hotels generally by the end of 2022. As of June 30, 2021, we have sold or disposed of 96 of these non-core hotels. These sold or disposed properties contributed $8 million in revenue for the three months ended June 30, 2021 as compared to $17 million in revenue for the three months ended June 30, 2020. These sold or disposed properties contributed $18 million in revenue for the six months ended June 30, 2021 as compared to $46 million in revenue for the six months ended June 30, 2020.

As of June 30, 2021, we have 70 remaining non-core hotels identified for disposition by the end of 2022. Our ability to enter into and to close sale contracts could be affected by the uncertainties related to the COVID-19 pandemic.

The following table provides additional information about Comparable Hotels and non-comparable hotels for the three and six months ended June 30, 2021 and 2020 (in millions):

	Comparable Hotels (1)		Non-comparable Hotels		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Total Revenues	$130	$55	$8	$17	$138	$72
Property-level expenses	(96)	(60)	(7)	(17)	(103)	(77)
Hotel Adjusted EBITDAre	$34	$(5)	$1	$—	$35	$(5)

	Comparable Hotels (1)		Non-comparable Hotels		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Total Revenues	$217	$172	$18	$46	$235	$218
Property-level expenses	(175)	(161)	(17)	(47)	(192)	(208)
Hotel Adjusted EBITDAre	$42	$11	$1	$(1)	$43	$10
_____________
(1)     Comparable Hotels includes the 175 hotels in our portfolio as of June 30, 2021. During the six months ended June 30, 2021, we sold 34 hotels, and during the year ended December 31, 2020, we sold or disposed of 62 hotels.

Results of Operations

Three months ended June 30, 2021 as compared to three months ended June 30, 2020

Revenues
    Room revenues for the three months ended June 30, 2021 were $135 million as compared to $70 million for the three months ended June 30, 2020, an increase of $65 million or 92.9%. The increase was primarily driven by 137.8% higher RevPAR at our Comparable Hotels for the three months ended June 30, 2021 as compared to the prior year period. The increase in RevPAR was driven primarily by a 34.0% increase in ADR and an increase in occupancy of 2,750 basis points. This increase is primarily due to increased demand in 2021 due to the COVID-19 pandemic impact to 2020 demand, particularly for business and weekday travelers. We continue to experience increased demand for our hotels located in sunbelt states, particularly Florida, Texas and Southern California. We believe this demand particularly relates to weekend and leisure locations.
    These increases were partially offset by a decline in revenues due to the sales of our non-core hotels. During the six months ended June 30, 2021, we sold 34 hotels. During the year ended December 31, 2020, we sold or disposed of 62 hotels. These 96 previously sold or disposed properties contributed $8 million in revenue for the three months ended June 30, 2021 as compared to $17 million of revenue in the three months ended June 30, 2020, a decrease of $9 million.

The following table summarizes our key operating statistics for our Comparable Hotels for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Occupancy	63.1%	35.6%
ADR	$93.46	$69.77
RevPAR	$58.99	$24.81

Expenses
    Rooms expense was $56 million for the three months ended June 30, 2021 as compared to $40 million for the three months ended June 30, 2020, an increase of $16 million. The increase was primarily a result of the 2020 cost containment measures put in place in response to the COVID-19 pandemic. These cost reductions primarily related to housekeeping labor, suspension of buffet style breakfast, consumable supplies and travel agency commissions and were generally in line with the decrease in room revenues. This increase is partially offset by fewer operating hotels in the hotel portfolio in 2021 as compared to 2020. We may incur additional costs in future periods, such as staff re-hiring costs, full resumption of buffet style breakfasts, cleaning costs and additional hygiene costs due to increased occupancy, increased operating requirements or other factors. Labor costs may also be affected by supply constraints and wage pressures. Such increases could be temporarily higher than our increases in revenue for certain periods.
    Other departmental and support was $20 million for the three months ended June 30, 2021 as compared to $15 million for the three months ended June 30, 2020, an increase of $5 million. The increase was primarily a result of the 2020 cost containment measures we put in place in response to the COVID-19 pandemic, primarily related to discretionary maintenance, partially offset by fewer operating hotels in the hotel portfolio in 2021 as compared to 2020.
    Management and royalty fees were $14 million for the three months ended June 30, 2021 as compared to $7 million for the three months ended June 30, 2020, an increase of $7 million, due to increased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross room revenues.
Depreciation and amortization expenses were $37 million for the three months ended June 30, 2021 as compared to $42 million for the three months ended June 30, 2020, a decrease of $5 million. The decrease was primarily the result of the effects of hotel sales and prior year impairment cost basis adjustments.
Gain on sales of real estate was $42 million for the three months ended June 30, 2021 as a result of the sale of 25 properties. We had $9 million of gain on sales of real estate for the three months ended June 30, 2020, as the result of the sale of seven properties.
We had no impairment loss for the three months ended June 30, 2021. Impairment loss was $52 million for the three months ended June 30, 2020 primarily due to lower valuation of certain of our properties in 2020 related to the impact of the COVID-19 pandemic on the lodging industry.
Interest expense was $7 million for the three months ended June 30, 2021 as compared to $12 million for the three months ended June 30, 2020, a decrease of $5 million. The decrease was primarily due to lower borrowings due to the repayment of outstanding principal, primarily in connection with hotel sales. The interest rate and the amount outstanding on our CMBS Facility was 3.06% and $564 million, respectively, as of June 30, 2021, compared to 2.91% and $851 million, respectively, as of June 30, 2020. The interest rate and the amount outstanding on our Revolving Facility was 6.13% and $75 million, respectively, as of June 30, 2021, compared to 5.16% and $110 million, respectively, as of June 30, 2020.

Six months ended June 30, 2021 as compared to six months ended June 30, 2020

Revenues
    Room revenues for the six months ended June 30, 2021 were $230 million as compared to $213 million for the six months ended June 30, 2020, an increase of $17 million or 8.0%. The increase was primarily driven by 27.3% higher RevPAR at our Comparable Hotels for the six months ended June 30, 2021 as compared to the prior year period. The increase in RevPAR was driven primarily by an increase in occupancy of 1,300 basis points. The increase in occupancy is primarily as a result of increased demand in 2021 as compared to the COVID-19 pandemic impact to 2020 demand, particularly for business and weekday travelers. We continue to experience increased demand for our hotels located in sunbelt states, particularly Florida, Texas and Southern California. We believe this demand particularly relates to weekend and leisure locations.

    This increase was partially offset by a decline in revenues due to the sales of our non-core hotels. During the six months ended June 30, 2021, we sold 34 hotels. We sold or disposed of 62 hotels in 2020. These 96 sold or disposed properties contributed $18 million in revenue for the six months ended June 30, 2021, as compared to $46 million for the six months ended June 30, 2020, a decrease of $28 million.
Revenues were also affected by the continued impact of the second quarter 2019 Wyndham revenue platform and room rate booking systems conversions. As a part of the Wyndham Settlement reached in October 2019, Wyndham agreed to provide enhanced revenue tools, systems and processes, which would allow our room rate bookings to benefit from automated and more timely room rate adjustments, particularly during periods of increasing or high guest demand, similar to tools and systems that were in place prior to the 2019 platform conversion. The revenue tools have been in place since the beginning of 2021, and we are currently engaged in ongoing discussions with Wyndham regarding the rollout, implementation of certain enhancements and final acceptance of the revenue tool replacement. Based on our review and operating performance through the first six months of 2021, we do not expect that the revenue tools will have a significant incremental impact on our room revenues.
The following table summarizes our key operating statistics for our Comparable Hotels for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Occupancy	58.1%	45.1%
ADR	$84.77	$85.74
RevPAR	$49.24	$38.67
Operating expenses
    Rooms expense was $103 million for the six months ended June 30, 2021 as compared to $119 million for the six months ended June 30, 2020, a decrease of $16 million. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2021 as compared to 2020 and cost containment measures put in place as a result of the COVID-19 pandemic. These cost reductions primarily relate to housekeeping labor, consumable supplies and travel agency commissions. We may incur additional costs in future periods, such as staff re-hiring costs, cleaning costs, and additional hygiene costs due to increased occupancy, increased operating requirements or other factors. Such increases could be higher than our increases in revenue.
Depreciation and amortization expenses were $75 million for the six months ended June 30, 2021 as compared to $82 million for the six months ended June 30, 2020, a decrease of $7 million. The decrease was primarily the result of the effects of hotel sales and prior year impairment cost basis adjustments.
Gain on sales of real estate was $52 million for the six months ended June 30, 2021 as a result of the sale of 34 hotels. We had gain on sales of real estate of $32 million for the six months ended June 30, 2020 as the result of the sale of 30 properties.
We had no impairment loss for the six months ended June 30, 2021. Impairment loss was $54 million for the six months ended June 30, 2020 primarily due to lower valuation of certain of our properties related to the impact of the COVID-19 pandemic on the lodging industry.
Interest expense was $14 million for the six months ended June 30, 2021 as compared to $26 million for the six months ended June 30, 2020, a decrease of $12 million. The decrease was primarily due to lower borrowings due to the repayment of outstanding principal, primarily in connection with hotel sales. The interest rate and the amount outstanding on our CMBS Facility was 3.06% and $564 million, respectively, as of June 30, 2021, compared to 2.91% and $851 million, respectively, as of June 30, 2020. The interest rate and the amount outstanding on our Revolving Facility was 6.13% and $75 million, respectively, as of June 30, 2021, compared to 5.16% and $110 million, respectively, as of June 30, 2020.

Cash Flow Analysis

Six months ended June 30, 2021 as compared to six months ended June 30, 2020
Operating activities
    Net cash provided by operating activities was $36 million for the six months ended June 30, 2021, as compared to net cash used in operating activities of $20 million for the six months ended June 30, 2020, an increase of $56 million. The increase was generally consistent with the increase in Hotel Adjusted EBITDAre, explained above, and interest expense reductions due to the debt repayments from the proceeds from the sales of real estate.

Investing activities
    Net cash provided by investing activities during the six months ended June 30, 2021 was $157 million, as compared to $102 million for the six months ended June 30, 2020. The $55 million increase in net cash provided by investing activities was primarily attributable to a $53 million increase in proceeds from the sales of real estate and a $6 million decrease in capital expenditures. These increases were partially offset by a $4 million decrease in insurance proceeds related to real estate casualties. Due to the COVID-19 pandemic, we have reduced or deferred certain discretionary capital expenditures. We may incur higher levels of capital expenditures in future periods.

Financing activities

    Net cash used in financing activities during the six months ended June 30, 2021 was $177 million as compared to $11 million provided by financing activities during the six months ended June 30, 2020. The $188 million decrease in net cash provided by financing activities was primarily due to the 2021 debt repayment of $171 million as compared to the 2020 net proceeds from debt, net of debt repayments of $40 million. We also had cash dividends paid on common stock of $22 million during the six months ended June 30, 2020 and no cash dividends paid on common stock during the six months ended June 30, 2021. We have suspended our common stock dividend for the near term.

Our debt repayments primarily relate to the use of real estate sale proceeds to partially retire our CMBS Facility debt, as well as repayments on the Revolving Facility. To the extent we continue disposing of real estate assets as a part of our property strategy review, we expect debt repayments to be a significant use of cash flow in financing activities. During the third quarter of 2021, we are scheduled to make additional principal payments of $10 million on the Revolving Facility. To the extent we generate certain excess liquidity, as defined in the Revolver Credit Agreement, we are required to make additional principal payments up to $10 million during the fourth quarter of 2021.

Liquidity and Capital Resources
Short-term liquidity
    As of June 30, 2021, we had total cash and cash equivalents of $159 million, which is our current primary source of liquidity. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels and other purchase commitments, primarily related to prior years’ storm and other casualty damages. We have no borrowing availability under our Revolving Facility and require consent from the Revolving Facility lenders to incur certain other indebtedness. Our CMBS Facility currently requires that all proceeds from hotel sales are applied to principal repayments. Accordingly, hotel sales are not expected to be a significant source of liquidity in the near term.
For the six months ended June 30, 2021, we reported $36 million of net cash provided by operating activities and our cash and cash equivalents increased by $16 million. The increase was primarily due to improved operations in the second quarter of 2021, where we generated $33 million of net cash from operating activities. With the increased operating cash flow, we have been able to fund our Revolving Facility principal payments of $10 million and still increase cash and cash equivalents. We are required to make additional scheduled principal payments of $10 million during the third quarter 2021. We are required to make further principal payments (up to $10 million) in the fourth quarter of 2021 to the extent our liquidity (as defined in the Revolver Credit Agreement) exceeds $100 million. Accordingly, as our operations improve and cash and cash equivalents increase, we may be required to use up to $10 million of this increased liquidity to pay down the Revolving Facility.
Not included in our cash and cash equivalents is $45 million of lender escrows. These escrows are primarily held in reserve for future capital expenditures, as discussed below, hotel operations, insurance claim repairs and collateralized issued letters of credit.
As of June 30, 2021, we are subject to a cash trap on both our Revolving Facility and our CMBS Facility. Each of the cash traps impose restrictions on our use of cash, which, so long as there is no continuing event of default, generally allow for payment of our hotel operating expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. As of June 30, 2021, the cash and cash equivalents subject to these cash traps was $69 million. In the second quarter of 2021 we began to generate surplus operating cash from the hotels, where such surplus liquidity is controlled by our lenders for the disbursements noted above. Most uses of that cash for corporate purposes or payments to stockholders require lender consents. We expect to be subject to these cash traps for the foreseeable future. Accordingly, our cash balances and the source of those balances, including amounts subject to the cash traps, represent the critical determinant of our liquidity.

As of June 30, 2021, the Revolving Facility requires that we maintain a minimum liquidity of $80 million of cash and cash equivalents, as defined, at all times. The minimum liquidity amount is reduced on a dollar-for-dollar basis in respect of 100% of the scheduled principal payments detailed above to repay and reduce the commitments under the Revolving Facility, and 50% in respect of any additional repayment amounts utilized to repay and reduce commitments under the Revolving Facility.
As of July 31, 2021, we had no borrowing availability under the Revolving Facility, and we had cash and cash equivalents of approximately $167 million, of which $88 million was not subject to cash traps and is above the July 31, 2021 minimum liquidity requirement of $75 million. We believe that this cash will be adequate to meet anticipated requirements for operating expenses, debt service and other expenditures, including corporate expenses, payroll and related benefits, dividends to preferred stockholders, legal costs, and purchase commitments under existing operating conditions for the foreseeable future. To the extent that our hotel operations required additional liquidity, we would consider contributing additional funds into the cash traps.
Our CMBS Facility matures in June 2022 with three one-year extension options remaining. Our Revolving Facility matures in May 2022 with no extension options contractually available. Our future ability to extend or refinance these debts may be dependent on future operating results and our ability to meet contractual debt service payments and other obligations. If cash flow from our operating activities is insufficient, we may then have to seek other capital sources, which to a large degree will be dependent on the current status of the capital markets, the economy and the economic recovery, particularly in the lodging industry, related to the COVID-19 pandemic.
As we execute our disposition strategy, we expect to utilize a significant portion of the net sales proceeds to retire our CMBS Facility. Accordingly, the disposition strategy may reduce our outstanding debt, and the related interest expense, but may not be a significant source of immediate liquidity. However, as we reduce our total outstanding debt, we may reduce our interest expense and improve our ability to obtain other capital sources.
Hotel Sales

    In the execution of our disposition strategy, during the six months ended June 30, 2021, we sold 34 hotels for gross sales consideration of $185 million. These properties produced approximately $14 million of annual Hotel Adjusted EBITDAre in 2019; however, these sold hotels also incurred approximately $3 million of annual capital expenditures during 2019. In addition, the annual interest savings from the partial debt repayment, based on interest rates as of June 30, 2021, is estimated at $5 million.

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

    As of June 30, 2021, we have 70 remaining non-core hotels. These hotels are older, have lower RevPAR and higher capital expenditures. We anticipate we will complete the sale of these properties by the end of 2022. The volume and timing of future hotel sales activity could be dependent on the participation by lenders and continuation of these incentive programs as well as the timing, scope and success of vaccine deployments. Further, if the effects of the COVID-19 pandemic reduce buyer demand and valuations for hotels, we may decide to defer the disposition of those hotels to a period when sales prices are less impacted.

We believe the completion of our disposition strategy will reposition our hotel portfolio to be more focused on our key markets with younger hotels, higher RevPAR and less capital requirements. However, as we dispose of the non-core hotels we would expect to report decreased revenue and Hotel Adjusted EBITDAre.

Capital Expenditures and Commitments

    Our capital expenditures are generally paid using cash on hand and, to the extent available, cash flows from operations, although other sources discussed herein may also be used. During the six months ended June 30, 2021, we invested $8 million in hotel related capital expenditures. During the six months ended June 30, 2020, we invested $14 million in capital expenditures. Capital expenditures for the year ended December 31, 2019, related to the 34 hotels sold during the six months ended June 30, 2021, were $3 million.

    As of June 30, 2021, we had outstanding commitments under capital expenditure and other contracts of $13 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. Approximately $9 million of this amount relates to long-term hotel service contracts payable over approximately three years. As the services related to these contracts are standard for our hotel operations, we expect to continue these service contracts either with the current provider or a new provider at the end of the term; however, if cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

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
Long-term Liquidity

    As of June 30, 2021, we had cash and cash equivalents of $159 million and no borrowing availability under our Revolving Facility. We do not expect to have any additional borrowing capacity under our Revolving Facility for the remainder of the Revolving Facility term. As discussed above, our loan agreements require that we maintain minimum liquidity requirements and subject us to lender cash traps. Due to the disruptions to our operations from the COVID-19 pandemic and the contractual lender requirements related to these lender provisions, we are uncertain when or if these provisions will be removed prior to the full maturity of each of these debts. Maintaining minimum cash amounts and being subject to cash traps and potential excess liquidity principal payments will restrict our access to portions of our cash on hand and affect our long-term liquidity, even if our operations improve in the future. Accordingly, these lender provisions may impair our access to liquidity for new investments, stockholder payments and other corporate initiatives. We will seek to amend or refinance these debts prior to their maturity, but there is no assurance such refinancings are available to us or on favorable terms.

The Revolving Facility matures in May 2022 with no extension options. We intend to fund the repayment of the outstanding principal, $70 million as of July 31, 2021, from existing cash and cash equivalents or proceeds from refinancing.

    The CMBS Facility matures in June 2022 with three remaining one-year extension options. As of June 30, 2021, the outstanding principal balance on the CMBS Facility is $564 million, a reduction of $471 million from the initial aggregate principal amount of this debt, due primarily to proceeds from hotel sales. As discussed above, we expect that future hotel sales will also be applied to reduce the outstanding principal balance. Accordingly, we may refinance the existing CMBS Facility prior to the next scheduled maturity if favorable terms are available. Otherwise, we would expect to exercise our extension option.

The Series A Preferred Stock has a mandatory redemption repayment of $15 million by 2028, with elective redemption by us beginning in 2025. Due to exceeding a leverage ratio of 7.5 to 1.0, the Series A Preferred Stock dividend rate was set at 15% per annum, beginning July 1, 2020, an increase from the previous dividend rate of 13%. The Series A Preferred Stock dividend rate will not return to the previous rate of 13% per annum until our leverage ratio is equal to or less than 7.5 to 1.0 and we are not in an uncured event of default as of the last day of a fiscal quarter. Given the disruptions to our operations from the COVID-19 pandemic, there can be no assurance when or if our future operating performance will be adequate for us to reset the Series A Preferred Stock dividend rate to the previous 13% rate.

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

The Revolving Facility and CMBS Facility each uses London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. As a result of reference rate reform, the LIBOR index for new contracts will cease as of December 31, 2021 and the LIBOR index will no longer be published after June 30, 2023. Our Revolving Facility and CMBS Facility provide for alternate interest rate calculations, which could be implemented prior to June 30, 2023. There is no assurance that such alternative interest rate calculations will not increase our cost of borrowing under the Revolving Facility and CMBS Facility or their refinanced debt.

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
Dividends and Share Repurchases

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
    To date, income tax capital gains have not been a significant factor in our taxable income. However, as we execute our disposition strategy, we may recognize increased capital gains, which may result in additional regular or special distributions. Such distributions are not required in order to maintain REIT status and are at the discretion of our board of directors.

    Our Revolver Credit Agreement restricts our ability to pay cash dividends on our common stock, except in circumstances when such dividends are required to maintain our REIT tax status.

On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Due to restrictions imposed by the covenants governing our indebtedness, our share repurchase program has been temporarily suspended and no share repurchases have been made under the program since September 2019. As of June 30, 2021, approximately $21 million remained available for share repurchases under the program authorized by our board of directors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
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

Item 1A.    Risk Factors

    For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The following additional risk factor should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K.

We are exploring and evaluating potential strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

On July 13, 2021, we announced that our board of directors, in consultation with financial and legal advisors, has commenced a process to review and consider a broad range of potential strategic alternatives to enhance stockholder value, which could result in, among other things: a merger, consolidation or business combination; further property sales or liquidation of our assets; potential acquisitions, dispositions or recapitalizations, in one or more transactions; changes to our business; or continuing to operate with our current business plan and strategy. However, there can be no assurance that this process will result in the identification or consummation of any transaction or other action or in any improvement in our business, financial condition or results of operations. Any potential transaction or other strategic alternative, and the economic and other terms of any transaction, may be dependent upon or impacted by a number of factors that may be beyond our control, including, but not limited to: market conditions; industry trends, including in reaction to the COVID-19 pandemic; the availability of financing for us or for potential buyers on reasonable terms; adverse developments in connection with current IRS audits and any payments anticipated or required to resolve such matters; and any adverse regulatory developments or determinations or adverse changes in, or interpretations of, U.S. tax and other laws, rules or regulations that could materially impact, delay or prevent completion of any transaction or other action.

There is no timetable for the completion of the process of exploring strategic alternatives and the process may be disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. In addition, the process, or any resulting transaction or change in our business plan and strategy, could divert the attention of management from our business, could negatively impact our ability to attract, retain and motivate key employees or our third-party management companies’ ability to attract, retain and motivate hotel employees, and could expose us to potential litigation. In addition, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives.

No decision has been made with respect to any transaction and we cannot assure you that any potential transaction or other strategic alternative or action, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. We do not intend to comment regarding the progress or status of the review process unless we determine that further disclosure is appropriate or required by law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Securities
None.
(b)Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of our common stock we purchased for the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2021	5,177	$9.58	—	$21,060,769
May 1 through May 31, 2021	57,838	$10.49	—	$21,060,769
June 1 through June 30, 2021	—	$—	—	$21,060,769
Total	63,015	$10.42	—
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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) related notes.

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

COREPOINT LODGING INC.
(Registrant)

Date:	August 5, 2021	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2021	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)