Form 10-Q
period 2021-09-30
CorePoint Lodging Inc.
filed 2021-11-08
CIK 1707178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The registrant had outstanding 58,445,063 shares of common stock as of October 29, 2021.

COREPOINT LODGING INC.
FORM 10-Q TABLE OF CONTENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors that could cause actual results to differ include, among others, the risks, uncertainties and factors set forth under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, and our Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021, and in this Quarterly Report on Form 10-Q as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following:

•the failure to complete the transaction announced on November 8, 2021 in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows;

•the duration, severity and recovery from the novel coronavirus, including variants, (“COVID-19”) pandemic, is uncertain and could continue to have negative effects on our operations, liquidity, access to capital, and compliance with the agreements governing our indebtedness;

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

•we may incur hotel operating expenses in anticipation, or in advance, of revenue increases resulting in increased operating losses until revenue increases are actually realized;

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

•contraction in the United States and global economy or low levels of economic growth due to COVID-19 or other macroeconomic effects, including adverse effects related to reduced conventions, sporting events, concerts, school- related and other event-driven travel could adversely affect our revenue and profitability business models as well as limit or slow our future growth;
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
•disruptions to the functioning or transition of the reservation systems, accounting systems or other technology programs, including the upgrades and resulting transitions of those systems or the deferral of system maintenance, for our hotels have in the past had, and could in the future have, an adverse effect on our business;
•disruptions to our ability to access capital at times and on terms reasonably acceptable to us may adversely affect our business and results of operations;
•a negative outcome in the results of the current or future audits by the Internal Revenue Service (“IRS”) could require us to pay additional taxes, penalties and interest, including amounts related to state filings, which could have a material adverse effect on our liquidity, or if the eventual settlement is protracted, the resulting uncertainty could increase our cost of or restrict our access to capital or prevent us from achieving our business objectives;
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
•if we do not maintain our qualifications as a real estate investment trust for U.S. federal income tax purposes (a “REIT”), we will be taxed as a C corporation and could face a substantial tax liability; and

•affiliates of Blackstone Inc. (“Blackstone”) own approximately 30% of our outstanding common stock and Blackstone’s interests may conflict with ours or yours in the future.
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
Available Information
We electronically file annual, quarterly and current reports, proxy statements and other information with the SEC. Copies of our filings with the SEC are available on our website at www.corepoint.com as soon as reasonably practicable after they are filed with or furnished to the SEC and may also be obtained from the SEC’s website at www.sec.gov. Access to these filings is free of charge. From time to time, we may use our website as a distribution channel of material company information. You may automatically receive email alerts and other information about us when you enroll your email address by visiting the Email Alerts section at www.corepoint.com/investors. Our website and the information contained on or connected to that site are not incorporated into this Quarterly Report on Form 10-Q.

PART I ‑ FINANCIAL INFORMATION
Item 1.    Financial Statements

CorePoint Lodging Inc.
Condensed Consolidated Balance Sheets (Unaudited)
($ in millions, except per share amounts)

	September 30, 2021	December 31, 2020
Assets:
Real estate:
Land	$446	$511
Buildings and improvements	1,590	1,813
Furniture, fixtures, and other equipment	239	293
Gross operating real estate	2,275	2,617
Less accumulated depreciation	(1,018)	(1,083)
Net operating real estate	1,257	1,534
Construction in progress	2	5
Total real estate, net	1,259	1,539

Right of use assets	14	16
Cash and cash equivalents	174	143
Accounts receivable	18	13
Lender and other escrows	45	35
Other assets	18	20
Total Assets	$1,528	$1,766

Liabilities and Equity:
Liabilities:
Debt, net	$537	$810
Mandatorily redeemable preferred stock	15	15
Accounts payable and accrued expenses	63	48
Other liabilities	34	36
Total Liabilities	649	909
Commitments and contingencies
Equity:
Common stock, $0.01 par value per share; 1.0 billion shares authorized; 58.4 million and 58.0 million shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in-capital	971	963
Accumulated deficit	(95)	(109)
Noncontrolling interest	2	2
Total Equity	879	857
Total Liabilities and Equity	$1,528	$1,766

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rooms	$139	$105	$369	$318
Other	3	2	8	7
Total Revenues	142	107	377	325
Operating Expenses:
Rooms	58	52	161	171
Other departmental and support	20	20	59	59
Property tax, insurance and other	10	14	37	45
Management and royalty fees	14	11	37	32
Corporate general and administrative	10	7	24	21
Depreciation and amortization	33	39	108	121
Gain on sales of real estate	(29)	(27)	(81)	(59)
Gain on casualty	—	(4)	(3)	(7)
Impairment loss	4	—	4	54
Total Operating Expenses	120	112	346	437
Operating income (loss)	22	(5)	31	(112)
Other Income (Expense):
Interest expense	(6)	(9)	(20)	(35)
Other income, net	1	3	3	5
Total Other Expenses	(5)	(6)	(17)	(30)
Income (loss) before income taxes	17	(11)	14	(142)
Income tax benefit	—	3	—	6
Net income (loss)	$17	$(8)	$14	$(136)

Weighted average common shares outstanding:
Weighted average common shares outstanding - basic	57.1	56.7	57.0	56.6
Weighted average common shares outstanding - diluted	61.3	56.7	61.0	56.6

Earnings (loss) per share:
Basic earnings (loss) per share	$0.30	$(0.14)	$0.25	$(2.40)
Diluted earnings (loss) per share	$0.28	$(0.14)	$0.23	$(2.40)

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Equity (Unaudited)
(in millions, except per share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total Equity
	Shares	Par Value
Balance as of January 1, 2020	57.2	$1	$954	$80	$2	$1,037
Net loss	—	—	—	(21)	—	(21)
Dividends on common stock ($0.20 per share)	—	—	—	(11)	—	(11)
Equity-based compensation	0.9	—	2	—	—	2
Balance as of March 31, 2020	58.1	$1	$956	$48	$2	$1,007
Net loss	—	—	—	(107)	—	(107)
Equity-based compensation	0.1	—	3	—	—	3
Balance as of June 30, 2020	58.2	$1	$959	$(59)	$2	$903
Net loss	—	—	—	(8)	—	(8)
Equity-based compensation	—	—	3	—	—	3
Balance as of September 30, 2020	58.2	$1	$962	$(67)	$2	$898

Balance as of January 1, 2021	58.0	$1	$963	$(109)	$2	$857
Net loss	—	—	—	(31)	—	(31)
Equity-based compensation	0.6	—	4	—	—	4
Balance as of March 31, 2021	58.6	$1	$967	$(140)	$2	$830
Net income	—	—	—	28	—	28
Equity-based compensation	—	—	2	—	—	2
Purchase of common stock	(0.1)	—	(1)	—	—	(1)
Balance as of June 30, 2021	58.5	$1	$968	$(112)	$2	$859
Net income	—	—	—	17	—	17
Equity-based compensation	(0.1)	—	3	—	—	3
Balance as of September 30, 2021	58.4	$1	$971	$(95)	$2	$879

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$14	$(136)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108	121
Amortization of deferred costs and other assets	1	11
Gain on sales of real estate	(81)	(59)
Gain on casualty	(3)	(7)
Equity-based compensation expense	7	8
Impairment loss	4	54
Deferred tax benefit	—	(2)
Changes in assets and liabilities:
Accounts receivable	1	(6)
Other assets	10	4
Accounts payable and accrued expenses	8	(8)
Other liabilities	—	(1)
Net cash provided by (used in) operating activities	69	(21)
Cash flows from investing activities:
Capital expenditures, primarily investments in existing real estate	(13)	(18)
Lender and other escrows	(8)	(10)
Insurance proceeds related to real estate casualties	7	11
Proceeds from sales of real estate	258	205
Net cash provided by investing activities	244	188
Cash flows from financing activities:
Proceeds from debt	—	110
Repayment of debt	(273)	(164)
Debt issuance costs	(1)	(1)
Payment of insurance financing	(7)	(10)
Dividends on common stock	—	(22)
Purchase of common stock	(1)	—
Net cash used in financing activities	(282)	(87)
Increase in cash and cash equivalents and restricted cash	31	80
Cash and cash equivalents and restricted cash at the beginning of the period	143	101
Cash and cash equivalents and restricted cash at the end of the period	$174	$181

The following table provides a reconciliation of cash, cash equivalents and restricted cash within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$174	$180
Restricted cash (included in other assets)	—	1
Total cash, cash equivalents and restricted cash	$174	$181

See Notes to Condensed Consolidated Financial Statements.

CorePoint Lodging Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Organization and Basis of Presentation
Organization and Business
    CorePoint Lodging Inc., a Maryland corporation, is a publicly traded (NYSE: CPLG) self-administered lodging real estate investment trust (“REIT”) strategically focused on the midscale and upper midscale lodging segments, with a portfolio of select-service hotels located in the United States (“U.S.”). As used herein, “CorePoint,” “we,” “us,” “our,” or the “Company” refer to CorePoint Lodging Inc. and its subsidiaries unless the context otherwise requires. As of September 30, 2021, we owned interests in 160 hotels with approximately 22,000 rooms. As of December 31, 2020, we owned interests in 209 hotels with approximately 27,800 rooms. All but one of our hotels is wholly-owned.
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
On November 6, 2021, we entered into an agreement and plan of merger. See Note. 16 “Subsequent Events” for details.
Interim Unaudited Financial Information
    The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated financial statements have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, including normal recurring items, necessary to present fairly our condensed consolidated financial position as of September 30, 2021 and December 31, 2020, and our condensed consolidated results of operations and cash flows for the periods ended September 30, 2021 and 2020.
    The accompanying condensed consolidated financial statements include our accounts, as well as our wholly-owned subsidiaries and any consolidated variable interest entities (“VIEs”). We recognize noncontrolling interests for the proportionate share of operations for ownership interests not held by our stockholders. All intercompany transactions have been eliminated.
Reclassification

Certain amounts previously reflected in the prior year condensed consolidated balance sheet have been reclassified to conform to our September 30, 2021 presentation. The condensed consolidated balance sheet as of December 31, 2020 reflects a line “lender and other escrows” that was previously presented within the line “other assets.” This reclassification, which was due to the significance of lender and other escrows, had no effect on the previously reported total assets.
Use of Estimates
    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. These estimates include such items related to the accounting for: income taxes, including assessments of probabilities of realization of income tax benefits; impairment of long-lived assets, including applicable cash flow projections, holding periods and fair value evaluations; and depreciation and amortization including determination of estimated useful lives. Actual results could differ from those estimates.

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
    We record all derivatives at fair value. On the date the derivative contract is entered into, we designate the derivative as one of the following: a hedge of a forecasted transaction or the variability of cash flows to be paid (“Cash Flow Hedge”), a hedge of the fair value of a recognized asset or liability (“Fair Value Hedge”), or an undesignated hedge instrument. As of September 30, 2021 and December 31, 2020, all of our derivative instruments were interest rate caps, and none are designated as hedge instruments. Changes in fair value of undesignated hedge instruments are recorded in current period earnings.
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
Equity-Based Compensation
    We have a stock-based incentive award plan for our employees and directors, which primarily includes time-based and performance-based awards. We recognize the cost of services received in an equity-based payment transaction with an employee or director as services are received and record either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. Equity-based compensation cost for these equity awards is measured at the grant date and is based on the estimated fair value of the award.
    The equity-based compensation expense is recognized for awards earned or expected to be earned. Accordingly, the compensation expense for all equity awards is recognized straight-line over the vesting period of the last separately identified vesting portion of the award. Forfeitures for time-based and performance-based awards are recognized as they occur. Performance awards with market-based criteria are recorded at fair value at the date of the grant and are not adjusted based on future performance. Performance awards with criteria other than market-based are assessed at each balance sheet date with respect to the expected achievement of the target. Equity-based compensation expense is classified in corporate general and administrative expenses.

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
Income Taxes
    We are organized in conformity with and operate in a manner that allows us to be taxed as a REIT for U.S. federal income tax purposes. To the extent we continue to qualify as a REIT, we generally will not be subject to U.S. federal income tax on taxable income generated by our REIT activities that we distribute to our stockholders. Accordingly, no provision for U.S. federal income tax expense has been included in our accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021 or 2020 related to our REIT operations; however, CorePoint TRS, our wholly-owned taxable REIT subsidiary, is subject to U.S. federal, state and local income taxes and we may be subject to state and local taxes. Our provision for income taxes differs from the statutory federal tax rate of 21%, due to the impact of our REIT election, recognition of valuation allowances, accelerated deductions for certain real estate expenditures and state income taxes.  We have not recognized any income tax benefit for the three and nine months ended September 30, 2021, as we believe the realization of a benefit is not more likely than not.
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
    In determining our tax expense or benefit for financial statement reporting purposes, we must evaluate our compliance with the Code, including the transfer pricing determinations used in establishing rental payments between the REIT and CorePoint TRS. Accounting for income taxes requires, among others, interpretation of the Code, estimated tax effects of transactions, and evaluation of probabilities of sustaining tax positions, including realization of tax benefits. We recognize a valuation allowance for income tax benefits if it is more likely than not that all or a portion of the benefit will not be realized. We recognize tax positions only after determining that the relevant tax authority would more likely than not sustain the position following the audit. We measure the amount of the tax position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with the tax authority. Our measurement considers the amounts and probabilities of the outcomes that could be realized upon settlement using the facts, circumstances and information available at the respective balance sheet reporting date. The final resolution of those assessments may subject us to additional taxes, penalties and interest. In addition, we may incur expenses defending our positions during Internal Revenue Service (“IRS”) tax examinations, even if we are able to eventually sustain our position with the tax authorities.
Concentrations of Credit Risk and Business Risk
    We have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. As of September 30, 2021, approximately 40% of our total cash and cash equivalents were held in accounts fully covered by FDIC insurance or money market accounts collateralized by U.S. treasuries. For our remaining cash and cash equivalent accounts, we utilize financial institutions that we consider to be of high credit quality and consider the risk of default to be minimal. We have diversified our accounts with several banking institutions in an attempt to minimize exposure to any one of these institutions. We also monitor the creditworthiness of our customers and financial institutions before extending credit or making investments.
    Substantially all of our revenues are derived from our lodging operations at our hotels. Lodging operations are particularly sensitive to adverse economic, social and competitive conditions and trends, including the COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations.

We have a concentration of hotels operating in Florida, Texas and California. The number of hotels and percentages of total hotels as of September 30, 2021 and 2020, and the percentages of our total revenues, from these states for the nine months ended September 30, 2021 and 2020, is as follows:

	September 30, 2021			September 30, 2020
	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue	Number of Hotels	Percentage of Total Hotels	Percentage of Total Revenue

Florida	31	19%	17%	44	20%	20%
Texas	29	18%	16%	41	19%	17%
California	17	11%	12%	19	9%	12%
Total	77	48%	45%	104	48%	49%

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
Newly Issued Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting. The guidance provides optional expedients and exceptions related to the transition away from London Interbank Offered Rate (“LIBOR”) and other interbank offering rates to alternative reference rates. The expedients are applicable to contract modifications made and hedging relationships entered into on or before December 31, 2022. Our current debt agreements use LIBOR rates but provide for alternative rates when LIBOR is no longer available. We do not expect the adoption of this guidance to have a material impact on our consolidated financial position and results of operations.
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

3.     Investments in Real Estate

During the nine months ended September 30, 2021, 49 hotels were sold for gross proceeds of $281 million resulting in a gain on sale of $81 million. During the nine months ended September 30, 2020, 50 hotels were sold for gross proceeds of $226 million resulting in a gain on sale of $59 million.

    We had a $4 million impairment loss for the three and nine months ended September 30, 2021 due to a change in the expected hold period for one of our hotel properties. We will continue to monitor events and changes in circumstances related to all of our real estate assets, including updated COVID-19 pandemic data and effects, analysis related to our operations, fair value, our holding periods and cash flow assumptions, that may indicate that the carrying amounts of our real estate assets may not be recoverable. Such changes in circumstances and analysis may result in impairment losses in future periods.

    For the nine months ended September 30, 2020, we had $54 million of impairment loss primarily due to a lower valuation of certain of our properties related to the impact of the COVID-19 pandemic on the lodging industry. We had no impairment loss for the three months ended September 30, 2020.

We experienced recent hurricane damages to certain of our hotels. We carry comprehensive property, casualty, flood and business interruption insurance that we anticipate will cover our losses at these hotels, subject to deductibles. For the nine months ended September 30, 2021, we had $3 million in involuntary conversion write-off of net book value of damaged assets, which is anticipated to be fully recoverable under our property insurance.

    As of September 30, 2021, we have not recognized any potential insurance claims related to COVID-19 pandemic losses. Given the contractual and judicial uncertainty of those claims, we cannot provide any assessment of whether such claims are realizable.

4.     Other Assets

    The following table presents other assets as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
Prepaid expenses	$9	$8
Intangible assets, net	4	4
Federal and state tax receivables	4	5
Other assets	1	3
Total other assets	$18	$20

5.     Debt
    The following table presents the carrying amount of our debt as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
CMBS Facility	$477	$725
Revolving Facility	60	85
Total debt, net(1)	$537	$810
__________
(1) Unamortized debt issuance costs are not significant as of September 30, 2021 and December 31, 2020.

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
The CMBS Facility bears interest at a rate equal to the sum of an applicable margin plus one-month LIBOR. As of September 30, 2021 and December 31, 2020, one-month LIBOR was 0.08% and 0.14%, respectively. Interest is generally payable monthly. As of September 30, 2021, the weighted average applicable margin on the CMBS Facility was 3.04% and the weighted average interest rate was 3.12%. As of December 31, 2020, the weighted average applicable margin on the CMBS Facility was 2.82% and the weighted average interest rate was 2.96%. The applicable margin will increase by 15 basis points after June 2023 and an additional 10 basis points after June 2024. Additional prepayments, if any, will be applied to the lower interest bearing principal tranches, reducing total future interest expense but having the effect of increasing the applicable margin thereafter on the remaining outstanding principal balance. The applicable margins for the tranches range from 2.29% to 3.95%.
    We may obtain the release of individual properties from the CMBS Facility provided that certain conditions of the CMBS Loan Agreement are satisfied. The most restrictive of these conditions provide that after giving effect to such release the debt yield for the CMBS Facility (generally defined as hotel property operating net income before interest, depreciation and a fixed amount of corporate general and administrative expenses divided by the outstanding principal balance of the CMBS Facility, “Debt Yield”) is not less than the greater of (x) 16.44% and (y) the lesser of (i) the Debt Yield in effect immediately prior to such release and (ii) 16.94% (such result the “Release Debt Yield”). However, if such release is in connection with the sale of a property to an unrelated third party, such sold property may be released if the CorePoint CMBS Borrower prepays an amount equal to the greater of (x) the allocated portion of the outstanding CMBS Facility plus a premium ranging from 5% to 10%, as defined in the CMBS Loan Agreement, and (y) the lesser of (i) the full net proceeds from the sale of the property received by us and (ii) the amount necessary to satisfy the Release Debt Yield. Accordingly, such CMBS Loan Agreement release provisions could affect our ability to sell properties or restrict the use of sale proceeds only to (or substantially to) the required partial prepayment of the CMBS Facility. Since May 2020, substantially all net sale proceeds have been paid under the CMBS Loan Agreement as required to release the collateralized property under the CMBS Facility. During the nine months ended September 30, 2021, primarily in connection with the sale of 49 secured hotel properties, $248 million of net proceeds were used to pay down the principal of the CMBS Facility.

The CMBS Facility lender has the right to control the disbursement of hotel operating cash receipts and to establish escrow reserves for the benefit of the lender (referred to as a “CMBS Facility cash trap”). Cash and cash equivalents and lender escrows subject to the CMBS Facility cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate and general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of the CMBS Facility lender. As of September 30, 2021, the cash and cash equivalents and lender escrows subject to the CMBS Facility cash trap were $91 million and $8 million, respectively. We will be subject to the CMBS Facility cash trap until we meet the applicable debt yield requirement for two consecutive quarters or prepay the loan in an amount such that we meet the required debt yield. There can be no assurance that our future operating performance will be adequate for us to meet the requirements to be released from the CMBS Facility cash trap provisions.
    The CMBS Facility includes customary non-recourse carve-out guarantees, affirmative and negative covenants and events of default, including, among other things, guarantees for certain losses arising out of customary “bad-boy” acts of CorePoint OP and its affiliates and environmental matters (which will be recourse for environmental matters only to the CorePoint CMBS Borrower provided that the required environmental insurance is delivered to the lender), a full recourse guaranty with respect to certain bankruptcy events, restrictions on the ability of the CorePoint CMBS Borrower to incur additional debt and transfer, pledge or assign certain equity interests or its assets, and covenants requiring the CorePoint CMBS Borrower to exist as “special purpose entities,” maintain certain ongoing reserve funds and comply with other customary obligations for commercial mortgage-backed securities loan financings. As of September 30, 2021, we believe we were in compliance with these covenants.
The CorePoint CMBS Borrower has deposited in the loan servicer’s account $27 million in reserves for property improvement, environmental remediation and property insurance claims in progress and $4 million in reserves for unused property insurance deductibles, which funds may be periodically disbursed to the CorePoint CMBS Borrower throughout the term of the loan to cover such costs. These reserves are recorded in lender and other escrows.
Revolving Facility
CorePoint Lodging Inc., CorePoint Borrower L.L.C. (the “CorePoint Revolver Borrower”), CorePoint OP GP, L.L.C., and CorePoint OP are parties to a credit agreement, as amended (the “Revolver Credit Agreement”), providing for a revolving facility (the “Revolving Facility”). The CorePoint Revolver Borrower is our indirect wholly-owned subsidiary and the direct wholly-owned subsidiary of CorePoint OP. As of September 30, 2021, $60 million was outstanding under the Revolving Facility. In addition, as of September 30, 2021, there was $4 million in outstanding letters of credit issued under the Revolving Facility.

The Revolving Facility was amended in March 2021. In connection with the amendment, the Revolving Facility maturity was extended to May 2022 with no additional borrowings available. We made $20 million in total principal payments from June through September 2021. An additional $5 million required principal payment was made in October 2021 as our liquidity (as defined in the Revolver Credit Agreement) exceeded $100 million. The amendment also reset the interest rate to either a base rate plus a margin of 5.0% per annum or an adjusted LIBOR rate plus a margin of 6.0% per annum, an increase of 100 basis points from the prior margins. With respect to base rate loans, interest will be payable at the end of each quarter. With respect to LIBOR loans, interest will be payable at the end of the selected interest period but no less frequently than quarterly. As of September 30, 2021 and December 31, 2020, the Revolving Facility interest rate was 6.13% and 5.19%, respectively.
As of September 30, 2021 the Revolving Facility requires that we maintain a minimum liquidity of $67.5 million of cash and cash equivalents, as defined, at all times. The minimum liquidity amount will be reduced by 50% of any additional repayment amounts. The minimum liquidity requirement was reduced to $65 million of cash and cash equivalents as of October 31, 2021.
    The Revolving Facility lenders have rights to control the disbursement of our hotel operating cash receipts (referred to as the “Revolving Facility cash trap”). As of September 30, 2021, the cash and cash equivalents subject to the Revolving Facility cash trap, which is in addition to the CMBS cash trap, were $3 million. Cash and cash equivalents subject to the Revolving Facility cash trap are generally available for hotel operations, interest payments and certain corporate administrative expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. The terms of the CMBS Facility cash trap are senior to the Revolving Facility cash trap but are generally similar in scope and are not cumulative in the effect on our cash and cash equivalents. We will be subject to the Revolving Facility cash trap until we meet the applicable debt yield thresholds, which we may be unable to meet during the remainder of the term of the Revolving Facility.

The Revolving Facility also includes other covenants, representations and warranties customary for commercial revolver facilities. The obligations under the Revolving Facility are unconditionally and irrevocably guaranteed by CorePoint OP, CorePoint Lodging Inc. and CorePoint OP GP L.L.C. and, subject to certain exceptions, each of the CorePoint Revolver Borrower and its existing and future domestic subsidiaries that own equity interests in any CorePoint CMBS Borrower. Furthermore, CorePoint Lodging Inc., CorePoint OP GP L.L.C. and CorePoint OP each pledge certain equity interests in subsidiaries, representing substantially all of the Company’s hotel operations, as security for the obligations. As of September 30, 2021, we believe we were in compliance with these terms and covenants of the Revolver Credit Agreement.

6.     Mandatorily Redeemable Preferred Stock

    We have 15,000 shares of Cumulative Redeemable Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), held by an unrelated third party. The Series A Preferred Stock has an aggregate liquidation preference of $15 million, plus any accrued and unpaid dividends thereon. The Series A Preferred Stock is senior to our common stock with respect to dividends and with respect to dissolution, liquidation or winding up of the Company. Except as described below, cash dividends on the Series A Preferred Stock are paid quarterly at a rate of 13% per annum. If our leverage ratio, as defined, exceeds 7.5 to 1.0 as of the last day of any fiscal quarter, or if an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock, we are required to pay a cash dividend on the Series A Preferred Stock equal to 15% per annum. Our dividend rate on the Series A Preferred Stock will increase to 16.5% per annum if, at any time, we are both in breach of the leverage ratio covenant and an event of default occurs (or has occurred and has not been cured) with respect to the Series A Preferred Stock. Beginning on July 1, 2020, we exceeded the 7.5 to 1.0 leverage ratio noted above, and accordingly, the Series A Preferred Stock dividend rate since then and in effect as of September 30, 2021 is at 15% per annum. Beginning on October 1, 2021, our leverage ratio was less than the 7.5 to 1.0 ratio, and accordingly, the Series A Preferred Stock dividend rate will return to 13% per annum for the fourth quarter of 2021.
    The Series A Preferred Stock is mandatorily redeemable by us in 2028, upon the tenth anniversary of the date of issuance. Beginning in 2025, upon the seventh anniversary of the issuance of the Series A Preferred Stock, we may redeem the outstanding Series A Preferred Stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the Series A Preferred Stock may also require us to redeem the Series A Preferred Stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon (and a premium if the change of control occurs prior to the seventh anniversary of the issuance of the Series A Preferred Stock). Due to the fact that the Series A Preferred Stock is mandatorily redeemable, the preferred shares are classified as a liability on the accompanying condensed consolidated balance sheets, and dividends on these preferred shares are classified as interest expense in the accompanying condensed consolidated statements of operations.
    Holders of Series A Preferred Stock generally have no voting rights. However, without the prior consent of the holders of a majority of the outstanding shares of Series A Preferred Stock, we are prohibited from (i) authorizing or issuing any additional shares of Series A Preferred Stock, or (ii) amending our charter or entering into, amending or altering any other agreement in any manner that would adversely affect the Series A Preferred Stock. Holders of shares of the Series A Preferred Stock have certain preemptive rights over issuances by us of any class or series of our stock ranking on parity with the Series A Preferred Stock. If we are either (a) in arrears on the payment of dividends that were due on the Series A Preferred Stock on six or more quarterly dividend payment dates, whether or not such dates are consecutive, or (b) in default of our obligations to redeem the Series A Preferred Stock on the tenth anniversary of its issuance or following a change of control, the preferred stockholders may designate a representative to attend meetings of our board of directors as a non-voting observer until all unpaid Series A Preferred Stock dividends have either been paid or declared with an amount sufficient for payment set aside for payment, or the shares required to be redeemed have been redeemed, as applicable. As of September 30, 2021, neither event described above has occurred.

7.     Accounts Payable and Accrued Expenses and Other Liabilities
    Accounts payable, accrued expenses and other liabilities include the following as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
Real estate taxes	$17	$17
Due to hotel manager	8	7
Sales and occupancy taxes	5	3
Other accounts payable and accrued expenses	33	21
Total accounts payable and accrued expenses	$63	$48

Operating lease liabilities	$18	$20
Insurance financing	3	2
Below market leases, net	2	3
Other liabilities	11	11
Total other liabilities	$34	$36

8.     Commitments and Contingencies
Hotel Management and Franchise Agreements
Management Fees
    On May 30, 2018, we entered into separate hotel management agreements for each of our hotels with LQ Management L.L.C. (“LQM”), whereby we pay a fee equal to 5% of total gross revenues, as defined therein. The term of the management agreements is through May 30, 2038, subject to two renewals of five years each, at LQM’s option. There are penalties for early termination in connection with property sales, currently calculated at approximately 3 times the trailing twelve month management fee of the sold property. Management termination fees are deducted in the determination of our gain on sale of real estate assets. For both three month periods ended September 30, 2021 and 2020, management termination fees were $4 million. For the nine month periods ended September 30, 2021 and 2020, our management termination fees were $11 million and $10 million, respectively.
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
For the three months ended September 30, 2021 and 2020, our management fee expense was $7 million and $6 million, respectively. For the nine months ended September 30, 2021 and 2020, our management fee expense was $18 million and $16 million, respectively.
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
    Our franchise agreements require that we pay a 5% royalty fee on gross room revenue. There are penalties for early termination. For the three months ended September 30, 2021 and 2020, our royalty fee expense was $7 million and $5 million, respectively. For the nine months ended September 30, 2021 and 2020, our royalty fee expense was $19 million and $16 million, respectively.
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

The term of the franchise agreement is through May 30, 2038, subject to one renewal of ten years, at our option, subject to certain conditions. There are penalties for early termination. Liquidated damages under the franchise agreements are currently calculated as approximately 7.5 times the trailing twelve month royalty fee, marketing fee and reservation fee of the identified property.

    Our requirement to meet certain brand standards imposed by our franchisor includes requirements that we incur certain capital expenditures, generally ranging from $1,500 to $7,500 per hotel room (with various specific amounts within this range being applicable to different groups of our hotels) during a prescribed period generally ranging from two to eleven years. These amounts are over and above the capital expenditures we are required to make each year for recurring furniture, fixtures and equipment maintenance.  However, these amounts that we are required to spend are subject to reduction, in varying degrees, by the amount of capital expenditures made for hotels in the applicable group over and above the capital expenditures required for the recurring maintenance in one or more years before receipt of the franchisor’s notice. The initial period during which the franchisor can notify us that we must make these capital expenditures is through 2028. At the franchisor’s discretion, subject to the franchise agreement provisions governing when such requirements may be imposed, the franchisor may provide a notice obligating us to meet those capital expenditure requirements generally within two to nine years of the notice. We expect to meet these requirements primarily through the ongoing capital expenditure program as provided in our franchise agreements. As of September 30, 2021, $15 million was held in lender escrows that can be used to fund these requirements.

On November 4, 2021 we entered into a letter agreement with LQM and LQ Franchising pursuant to which certain hotel management agreements would be terminated upon the closing of the proposed merger. See Note. 16 “Subsequent Events” for details.

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
Tax Contingencies
    We are subject to regular audits by federal and state tax authorities, which may result in additional tax liabilities. In 2018, La Quinta Holdings Inc. completed the distribution to its stockholders of all the then-outstanding shares of common stock of CorePoint Lodging Inc. following which we became an independent, self-administered, publicly traded company (the “Spin-Off”). Subsequently, La Quinta Holdings Inc. merged with Wyndham Hotels & Resorts, Inc. (“Wyndham”). Entities in existence prior to the Spin-Off, most of which are our wholly-owned subsidiaries but certain entities are wholly-owned by Wyndham, are currently under audit by the Internal Revenue Service (the “IRS”) for tax years ended December 31, 2010 to 2013.
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
We and the IRS have respectively corresponded in disagreement with the other’s positions. The audit was transferred to the IRS Appeals office in 2020 and in April 2021, we and the IRS exam team met with the IRS Appeals office and each side presented their case. No resolution was achieved during the review by IRS Appeals, and in July 2021, we requested the matter to be heard in post-IRS Appeals mediation. The IRS, however, declined the request for mediation. The statute of limitations with respect to the IRS audit was extended to June 30, 2022.

    Based on our review of the tax matters and communications by the IRS, including their presentation to the IRS Appeals office, we concluded as of September 30, 2021 that the positions reported on our tax returns under audit by the IRS are, based on their technical merits, more likely than not to be sustained upon conclusion of the examination, including proceedings in mediation, settlement or tax court. Accordingly, as of September 30, 2021, we have not established any reserves related to this proposed adjustment or any other issues reflected on the returns under examination. If, however, we are unsuccessful in challenging the IRS, an excise tax and/or additional taxes would be imposed on the REIT, or its taxable REIT subsidiary, related to the excess rent, and we would be responsible for additional income taxes, interest and penalties, which could adversely affect our financial condition, results of operations and cash flows and the trading price of our common stock. Such adjustments could also give rise to additional state income taxes; however, as of September 30, 2021, no states have audited or commenced an audit for the periods related to the IRS audit. Such amounts would be in addition to expenses we may incur to defend our positions with the IRS, including legal costs, should the matter be resolved in tax court.

On November 5, 2021, we received a settlement offer from the IRS with respect to the IRS audit. See Note. 16 “Subsequent Events” for details.
Purchase Commitments
    As of September 30, 2021, we had approximately $12 million of purchase commitments related to certain continuing redevelopment and renovation projects and other hotel service contracts in the ordinary course of business. Approximately $8 million of this amount relates to long-term hotel service contracts payable over approximately three years.
Lease Commitments
    As a lessee, our lessee arrangements are primarily for ground leases at certain of our hotels. These ground leases generally include base rents, which may be reset based on inflation indexes or pre-established increases, contingent rents based upon the respective hotel’s revenues, and reimbursement or primary responsibility for related real estate taxes and insurance expenses. The initial base terms for the leases are generally in excess of 25 years, with initial term maturities occurring between 2022 and 2096. As of September 30, 2021, the weighted average remaining lease term is 33 years and the weighted-average discount rate related to these leases was 8.82%. Many of these arrangements also contain renewal options at the conclusion of the initial lease term, generally at fair value or pre-set amounts.  Our other leases primarily relate to our corporate office.

Rent expense was not significant for the three and nine months ended September 30, 2021 or 2020. Contractual annual rent expense is less than $3 million for each of the next five years. Differences between amounts expensed and cash paid were not significant. Rent expense is included in property tax, insurance and other expenses in our condensed consolidated statements of operations.

9.     Equity

    Our board of directors has authorized a $50 million share repurchase program, with $21 million remaining available as of September 30, 2021.  Under the share repurchase program, we may purchase common stock in the open market, in privately negotiated transactions or in such other manner as determined by us, including through repurchase plans complying with the rules and regulations of the SEC. The share repurchase program does not obligate us to repurchase any dollar amount or number of shares of common stock and the program may be suspended or discontinued at any time. Our Revolver Credit Agreement restricts us from making any purchases under the share repurchase program at this time. Accordingly, we have temporarily suspended purchases under the share repurchase program and no shares were acquired under the plan in 2020 or 2021. Such restrictions do not apply to share settlements for our equity-based stock compensation plans and we do purchase shares to satisfy tax withholding obligations incurred upon the vesting of equity-based stock awards to our employees under our 2018 Omnibus Incentive Plan.

    The Revolver Credit Agreement also restricts our ability to pay cash dividends on our common stock unless required to meet REIT federal income tax requirements.

10.     Revenues

    Revenues for the three and nine months ended September 30, 2021 and 2020 are comprised of the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease revenues:
Rooms	$139	$105	$369	$318
Other	1	1	3	3
Total lease revenues	140	106	372	321

Customer revenues	2	1	5	4
Total revenues	$142	$107	$377	$325

    Other operating lease revenues primarily include lease arrangements for restaurants, billboards and cell towers. Customer revenues, which are classified within other revenues in the accompanying consolidated statements of operations, generally relate to amounts generated by the incidental support of the hotel operations, including service fees, parking and food. For each of the three and nine months ended September 30, 2021 and 2020, we did not have a significant amount of variable lease revenue.
11.    Earnings per Share
    The following table sets forth the calculation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$17	$(8)	$14	$(136)

Denominator:
Weighted average common shares - basic	57.1	56.7	57.0	56.6
Effect of dilutive securities (1)	4.2	—	4.0	—
Weighted average common shares - diluted	61.3	56.7	61.0	56.6

Basic net income (loss) per share	$0.30	$(0.14)	$0.25	$(2.40)
Diluted net income (loss) per share	$0.28	$(0.14)	$0.23	$(2.40)
__________
(1) Dilutive securities primarily include equity-based compensation and are excluded from the calculation of earnings per share for periods of net loss because the effect would be anti-dilutive.

12.     Equity-Based Compensation

    Our 2018 Omnibus Incentive Plan (the “Plan”) authorizes the grant of restricted stock awards (“RSAs”), restricted stock units (“RSUs”), Performance Stock Units (“PSUs”), non-qualified and incentive stock options, dividend equivalents, and other stock-based awards. Approximately eight million shares of common stock have been authorized for issuance under the Plan and approximately five million shares of common stock were available for issuance as of September 30, 2021.

    The RSAs and RSUs are time-based and are not subject to future performance targets. The RSAs generally vest over one to three years. The RSUs generally vest over one to two years, with certain RSUs vesting immediately upon grant. RSAs and RSUs are initially recorded at the market price of our common stock at the time of the grant. The PSUs are subject to performance-based vesting, where the earned award is based on the achievement of established performance criteria, generally over two to three years. As of September 30, 2021, performance criteria related to relative and absolute total shareholder returns, as defined, are treated as market-based conditions and are recorded at the fair value of the award using a Monte Carlo simulation valuation model. The remaining PSUs are treated as non-market based and are recorded at fair value based on the period end assessment of achieving the performance criteria. The actual number of shares of common stock issued could range from zero shares to 175% of the number of PSUs granted. RSAs, RSUs and PSUs are subject to accelerated vesting in the event of certain defined events, including change of control events. For each of the three month periods ended September 30, 2021 and 2020, we recognized $2 million and $3 million, respectively, of equity-based compensation expense. For each of the nine month periods ended September 30, 2021 and 2020, we recognized $7 million and $8 million, respectively, of equity-based compensation expense.

    The following tables summarize the activity of our RSAs, RSUs, and PSUs during the nine months ended September 30, 2021 and 2020:

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2021	1,031,482	$11.09	1,348,451	$5.85	290,443	$4.52
Granted	560,444	$8.61	573,895	$9.62	123,033	$10.29
Converted	(180,072)	$23.66	(185,171)	$6.57	—	$—
Forfeited	(87,082)	$7.72	(80,958)	$7.07	—	$—
Outstanding at September 30, 2021 (1)	1,324,772	$8.55	1,656,217	$7.02	413,476	$6.24
__________
(1) As of September 30, 2021, no outstanding RSAs or PSUs were vested, and 328,213 outstanding RSUs were vested.

	RSAs		PSUs		RSUs
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	653,790	$20.30	368,969	$6.99	5,072	$6.05
Granted	919,106	$3.88	979,482	$5.42	268,484	$4.32
Converted	(80,097)	$14.63	—	$—	(4,787)	$6.06
Outstanding at September 30, 2020 (1)	1,492,799	$10.49	1,348,451	$5.85	268,769	$4.32
__________
(1) As of September 30, 2020, no outstanding RSAs and PSUs were vested. As of September 30, 2020, 64,738 outstanding RSUs were vested.

    RSAs are included in amounts for issued and outstanding common stock but are excluded in the computation of basic earnings (loss) per share.

13.     Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

    We use interest rate cap arrangements with financial institutions to manage our exposure to interest rate changes for our loans that utilize floating interest rates. As of September 30, 2021, we had an interest rate cap with an aggregate notional value of $640 million, a strike rate of 0.75% and a fair value and net book value of less than $1 million. The interest rate cap terminates in June 2022.

Financial Instruments Not Reported at Fair Value

    For those financial instruments not carried at fair value, the carrying amount and estimated fair values of our financial assets and liabilities were as follows as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt - CMBS Facility(1)(2)	$477	$477	$725	$705
Debt - Revolving Facility(1)(2)	$60	$60	$85	$84
Mandatorily redeemable preferred stock(1)	$15	$16	$15	$15
 ____________________
(1)Classified as Level 3 under the fair value hierarchy.
(2)Unamortized debt issuance costs are not significant as of September 30, 2021 and December 31, 2020.

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
    We believe the carrying amounts of our cash and cash equivalents, accounts receivable, lender and other escrows, and other liabilities approximate fair value as of September 30, 2021 and December 31, 2020, due to their short-term nature.

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

The following table summarizes the assets which were measured at fair value on a nonrecurring basis and impaired during the nine months ended September 30, 2021 and the year ended December 31, 2020 (in millions):

		Basis of Fair Value Measurements
	Fair Value of Assets at Impairment	Quoted Prices in Active Market for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Total Losses
For the nine months ended September 30, 2021
Real estate and right of use asset (2)	$—	N/A	N/A	$—	$4

For the year ended December 31, 2020
Real estate (3)	$310	N/A	$7	$303	$52
 ____________________
(1)     For the year ended December 31, 2020, the Level 3 unobservable inputs consist of internally developed cash flow models and fair value estimates that included projections of revenues, expenses and capital expenditures and market valuations based on multiples of revenue generally ranging from 2.0x to 3.0x. These assumptions were based on trends and comparable transactions in the lodging industry; our historical data and experience; our budgets, including those prepared by our third-party hotel manager; lodging industry valuation trends; and micro- and macro-economic trends and projections. Our estimated fair values also considered factors related to our franchise and management agreements, requirements to meet certain brand standards and other potential costs to be incurred during our projected holding period.
(2)    The fair value of a right of use asset associated with a ground lease and the associated real estate was determined to be zero as of September 30, 2021, which resulted in an impairment loss of $4 million.
(3)    The fair value of impaired real estate assets was $310 million as of the June 30, 2020 impairment date. The carrying value of these real estate assets was $267 million as of December 31, 2020. The change in fair value from June 30, 2020 to the December 31, 2020 carrying value relates to $14 million of depreciation expense and $29 million due to sales of assets subsequent to the impairment date.

14.    Related Party Transactions

    As of September 30, 2021, affiliates of Blackstone Inc. (“Blackstone”) beneficially owned approximately 30% of our outstanding shares of common stock and held horizontal risk retention certificates issued by the trust that holds our CMBS Facility indebtedness (“Class HRR Certificates”). As of both September 30, 2021 and December 31, 2020, the portion of our CMBS Facility outstanding balance that correlates to the Class HRR Certificates was $79 million. Total interest payments made to an affiliate of Blackstone as a holder of such Class HRR Certificates for each of the three month periods ended September 30, 2021 and 2020 were $1 million. Total interest payments made to an affiliate of Blackstone as a holder of such Class HRR Certificates for the nine month periods ended September 30, 2021 and 2020 were $2 million and $3 million, respectively.

15.     Supplemental Disclosures of Cash Flow Information
    The following table presents the supplemental cash flow information for the nine months ended September 30, 2021 and 2020 (in millions):

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Interest paid during the period	$20	$29
Income taxes paid during the period, net of refunds	$—	$1

Non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$2	$1
Insurance casualty receivable related to real estate and accounts payable	$8	$—
Financing of insurance	$9	$11

16.     Subsequent Events

    Subsequent to September 30, 2021, we sold five operating hotels with approximately 600 rooms for a gross sales price of $36 million, recognizing an estimated gain on sale of approximately $11 million. As of September 30, 2021, none of these hotels were classified as assets held for sale because the assets did not meet the accounting criteria established for such classification. We used $32 million of the net sales proceeds to pay down the principal on the CMBS Facility.

On November 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cavalier Acquisition JV LP, a Delaware limited partnership (“Parent”), and Cavalier Acquisition Owner LP, a Delaware limited partnership and a wholly-owned subsidiary of Parent (“Merger Sub”). On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the merger (the “Effective Time”), and as a result of the merger, each share of our common stock that is issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $15.65 in cash plus, if applicable, incremental cash consideration per share in certain circumstances if we timely resolve the previously disclosed tax proceedings as discussed under Tax Contingencies in Note 8. “Commitment and Contingencies” (the “IRS Matter”). The payment of any such additional cash consideration is dependent on our entry into a definitive closing agreement with the IRS prior to the closing of the merger. The amount of such potential additional cash consideration, if any, payable to holders of our common stock is determined based on the amount, if any, by which the settlement amount with respect to the IRS Matter (including any penalties and accrued interest with respect thereto) is less than $160 million.

We received a settlement offer from the IRS with respect to the IRS Matter on November 5, 2021, and expect to accept such offer and enter into a definitive closing agreement with the IRS, which would provide for total payments by us of approximately $89.6 million plus statutory interest through the date of payment. Pursuant to this settlement offer, we estimate the total payment amount pursuant to the settlement will be approximately $155 million. As such, we currently expect that the amount of any such additional consideration will likely be approximately $0.10 per share. There can be no assurances that any additional consideration will be received by the holders of our common stock. Our entry into any IRS settlement is not a condition to the closing of the merger. This potential incremental consideration related to settling the IRS Matter is a change to the facts and circumstances in connection with our evaluation of our tax positions. In accordance with GAAP, recognition and measurement that results from this new information, if any, will be accounted for in our fourth quarter, the period in which the new information was received.

In addition, on November 4, 2021 we entered into a letter agreement with LQM and LQ Franchising pursuant to which certain hotel management agreements would be terminated upon the closing of the proposed merger. Pursuant to the agreement, we will make certain termination payments, expense reimbursements and other amounts of approximately $84 million, in the aggregate, payable in connection with the closing of the proposed merger.

The merger and related transactions are subject to customary closing conditions. There can be no assurance that the merger and related transactions will be completed on the terms or timeline currently contemplated or at all.

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

Overview

Our Business
    CorePoint is a leading owner in the midscale and upper midscale select-service hotel segments, primarily under the La Quinta brand. Our portfolio, as of September 30, 2021, consisted of 160 hotels representing approximately 22,000 rooms across 29 states in locations in or near employment centers, airports, and major travel thoroughfares. Approximately 45% of our revenue is derived from our hotels located in Florida, Texas and California and approximately 17% from the state of Florida alone. These hotels are currently experiencing consistently higher levels of recovery from the COVID-19 pandemic disruptions than most full-service hotels, largely attributable to “drive to destination-oriented” leisure travelers. Based on local economies, we expect these regions to continue to have improved travel demand, which would positively affect our operations; however, until business travel returns to pre-pandemic levels, we do not expect to consistently achieve 2019 operating results for our Comparable Hotels. All but one of our hotels is wholly-owned. We primarily derive our revenues from our select-service hotel operations, with approximately 98% of our revenues derived from daily room rentals.
    Generally, our hotels include the land, related easements and rights, buildings, improvements, furniture, fixtures and equipment. As of September 30, 2021, we have 13 hotels located on land leased by us pursuant to ground leases with third parties.
Proposed Transaction
On November 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cavalier Acquisition JV LP, a Delaware limited partnership (“Parent”), and Cavalier Acquisition Owner LP, a Delaware limited partnership and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, we will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving entity in the Merger as a wholly-owned subsidiary of Parent. Our board of directors has approved the Merger Agreement and the transactions contemplated thereby, including the Merger.
The Merger is subject to customary closing conditions. There can be no assurance that the transaction will be completed on the terms or timeline currently contemplated or at all. If the Merger is not completed, we would continue to focus on our previously stated business strategies for the upcoming year. The discussions below in Management’s Discussion and Analysis of Financial Condition and Results of Operations do not include any effect of a transaction. See Note 16 “Subsequent Events” to our condensed consolidated financial statements included elsewhere in this report and “Item, 1A. Risk Factors—The failure to complete the transaction announced on November 8, 2021 in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows” for additional detail.
Impact of the COVID-19 Pandemic
Update

Due to reduced COVID-19 infection rates in the U.S. and overall favorable trends in the economy, we have observed an increase in travel demand throughout most of our hotel portfolio. This has resulted in improvements during the third quarter of 2021 in our revenues, Hotel Adjusted EBITDAre (see “Non-GAAP Financial Measures” discussed below) and financial position, particularly related to liquidity and debt leverage, both on a sequential basis, as compared to the second quarter of 2021, as well as over the comparable period in 2020.

During the COVID-19 pandemic, we believe our hotel portfolio generally performed better than the lodging industry as a whole, primarily in comparison to full service hotels in urban or resort destination areas, and specifically as a result of the following portfolio characteristics: (1) our select-service business model; (2) our predominant focus on the midscale and upper midscale chain scales; (3) location in suburban market locations, with a concentration in sunbelt states near multiple demand generators and stronger local economies; and (4) leisure travel and transient focus. We also believe our portfolio characteristics positioned us to benefit from pent-up travel demand. If travelers continue to be more comfortable traveling and if businesses and travel destinations continue to re-open, we expect continued improvements in our operations. We have experienced a faster recovery in leisure travel. For the nine months ended September 30, 2021, our Friday and Saturday occupancy, which is generally more attributable to leisure travelers, was 70%, while our weekday occupancy, which is generally more attributable to business travelers, was approximately 56%. For our most recent quarter, the three months ended September 30, 2021, the trend toward leisure travel was similar as our Friday and Saturday occupancy was approximately 73%, while our weekday occupancy was approximately 60%. As the economy recovers, more businesses open and convention and related activity resumes, we expect increases in business travel, although with the potential for delays in the recovery due to COVID-19 variants or other reasons.

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

Room revenues for the third quarter of 2021 were approximately 3% higher than the second quarter of 2021 and approximately 32% higher than the third quarter of 2020, primarily driven by increased consumer demand and higher room rates. These increases were despite dispositions of certain of our non-core hotels, as described below. On a Comparable Hotel basis, revenues were up approximately 69% for the third quarter of 2021 compared to the third quarter of 2020. Our Comparable Hotel occupancy and RevPAR are illustrated in the charts and the graph below.

2021 to 2020 to 2019 Comparison -Comparable Hotel Occupancy %

2021 to 2020 to 2019 Comparison -Comparable Hotel RevPAR

2021 -Monthly Comparable Hotel RevPAR Percentage Change from 2020 and 2019

320%
300%
280%
260%
240%
220%
200%
180%
160%
140%
120%
100%
80%
60%
40%
20%
—%
(20)%
(40)%
(60)%
January
February
March
April
May
June
July
August
September
October
vs. 2020
vs. 2019

Subsequent to the first quarter of 2021, we have exceeded 2020 operating levels for all periods and have narrowed the variance between 2021 and 2019 performance. In the first quarter of 2021, our Comparable Hotel RevPAR deficit to the same period in 2019 was $30. Since the first quarter of 2021, that variance has been reduced to $11 in the second quarter and to only $4 in the third quarter. During July 2021, Comparable Hotel RevPAR performance for the month exceeded July 2019. Since then, monthly 2021 Comparable Hotel RevPAR has been 90% to 93% of 2019 Comparable Hotel RevPAR, with our October 2021 Comparable Hotel RevPAR at 93% of October 2019 Comparable Hotel RevPAR. We note that the number of Comparable Hotels in October was reduced to reflect the October 2021 sale of four hotels. We believe these results are primarily driven by leisure travelers, with a slight reduction toward the end of summer due to the termination of COVID-19 stimulus payments, back to school shifts in travel and the weakening effects of the COVID-19 pandemic on overall travel, and, in particular, business, group and convention travel.

Cost Management

In response to the COVID-19 pandemic, along with our hotel manager, we put in place a number of actions to reduce portions of our operating expenses, primarily related to hotel labor, supplies and maintenance. These cost saving measures primarily began in April 2020 and have substantially continued into 2021. The most significant of these actions were the suspension of buffet- style breakfast services, reduced hotel and housekeeping labor and deferred non-health or safety maintenance and capital expenditures. These expense savings were marginally offset by additional cleaning expenses and supplies and costs of furloughing and rehiring hotel employees.

These expense controls have continued; however, as occupancy demand continues to improve, we have and will continue to restore some of the expenses related to the underlying cost controls. In particular, we expect to have increased hotel labor, particularly housekeeping staff, as our hotel manager initiated new incentive programs in June 2021 to recruit and retain staff. Additionally, grab-and-go breakfast options are now offered at most of our hotels. A full resumption of buffet-style breakfast will increase expenses. When possible, we have instituted and expect to continue to institute these changes and the corresponding increase in operating expenses in line with revenue increases; however, given that certain of these items require some lead time to hire staff and order supplies, we may experience increases in operating expenses in advance of the realization of increased revenues. This may result in temporary decreases in operating margins and cash flows. However, certain supply constraints may result in longer term operating cost increases. These may result from competition for labor, which may be exacerbated by a decreased supply of workers and minimum wage actions setting higher wage expectations for all labor sectors. The cost and disruption to labor availability may be one of the longer term consequences from the pandemic. In addition, we have experienced expense increases that are outside of our direct control, such as increased travel commissions that have been shifting to more expensive online and franchisor sources. The COVID-19 pandemic has also contributed to certain raw material, energy, transportation and other supply constraints which are increasing costs.

We also have taken aggressive steps at the corporate level to control costs and preserve capital to mitigate the ongoing operational and financial impact in response to the COVID-19 pandemic. These initiatives include suspending our common stock dividend, restricting corporate travel and deferring all non-essential administrative expenses and capital expenditures. Similar to operating expense, these measures have continued into 2021. However, we have experienced certain administrative expense increases in 2021, primarily related to the resumption of travel and other activities.

Cash Flows

During 2021, we have had positive cash flow from operations each quarter. For the nine months ended September 30, 2021, we reported $69 million net cash provided by operating activities as compared to $21 million net cash used in operating activities for the nine months ended September 30, 2020. This trend was primarily as a result of improved operations in the second and third quarters of 2021, which combined generated approximately $66 million of cash provided by operating activities, due to revenue improvements, operating cost control measures and reduced interest expense. Our limits on capital expenditures also improved our cash flows compared to 2020. During the nine months ended September 30, 2021 we used $6 million for capital expenditures, net of collection of insurance proceeds, compared to $7 million and $48 million for capital expenditures, net of insurance proceeds, in the same periods for 2020 and 2019, respectively. As noted above, we are currently restricting our capital expenditures to only essential expenditures. However, as occupancy and revenues increase, we expect our capital expenditures to also increase.

While we generally expect future operations will continue to improve, due to uncertainties regarding the magnitude and timing of the resumption of business travel and other activities, including in-person work, schools, colleges, sporting events, special events and conferences, we expect higher volatility in travel demand, with certain regions experiencing a greater or smaller recovery at any given time frame. There is also uncertainty as to the effects on travel from the COVID-19 pandemic, particularly whether travel will continue based on the most recent trends or whether there will be a reduction due to restrictions imposed from increased infections and local and international restrictions. Accordingly, we are unable to forecast our near term operating results. Until travel demand fully returns and stabilizes, we may experience future periodic improvements and declines in cash flows from operations which may extend into the remainder of 2021 and beyond.

Based on our 2021 operating performance to date, we believe we have adequate liquidity to fund our operations. We have $174 million of cash and cash equivalents as of September 30, 2021, an increase of $31 million from December 31, 2020. We have also reduced our debt by $273 million, primarily from the execution of the non-core disposition program. Should operations continue to improve or continue at current levels, we would expect further improvements in our cash position, debt leverage and access to capital. (See “Liquidity and Capital Resources” below for additional discussion.)
Non-Core Hotel Disposition Strategy

    Our strategy has identified opportunities to dispose of our lower performing hotels and we refer to these as our non-core hotels. These hotels are generally older and have lower RevPAR (defined below) and higher capital expenditure requirements. As of December 31, 2019, we identified 166 hotels as non-core, and we have sold or disposed of 111 of these hotels as of September 30, 2021. We anticipate the non-core disposition program will be completed by the end of 2022; however, this period could be extended or shortened depending on market conditions, COVID-19 pandemic status and availability of capital for hotel purchasers. There can be no assurance as to the timing of any future sales, whether any approvals required under applicable franchise or ground lease agreements will be obtained or upon what terms, whether such sales will be completed at all, or, if completed, their effect on our future results.

The table below provides certain summary information of our core and non-core hotels as of September 30, 2021. Due to the disruptions to 2020 and 2021 RevPAR from the COVID-19 pandemic, we have provided RevPAR based on 2019 annual amounts. We believe the 2019 annual amounts are more comparable to historical metrics.

	Number of hotels	Approximate number of rooms	Average hotel age (years)	2019 RevPAR
Core	105	15,100	29	$72.67
Non-Core	55	6,900	33	$55.28
Total	160	22,000	30	$67.18

During the nine months ended September 30, 2021, we sold 49 non-core hotels for gross consideration of $281 million. Subsequent to September 30, 2021, we sold an additional five non-core hotels for gross consideration of $36 million. As these hotels were among our lowest performing hotels, we believe these dispositions will positively impact portfolio RevPAR and gross margin. Further, as the net sales proceeds were substantially used to retire portions of our existing debt, these dispositions will reduce interest expense. We expect to also benefit from no longer incurring capital expenditures for these sold hotels, increasing the availability of liquidity for other uses.

    Certain historical information related to the operating hotels sold during the nine months ended September 30, 2021 is presented in the table below. Due to the disruptions to 2020 and 2021 metrics from the COVID-19 pandemic, we have provided metrics based on 2019 annual amounts. We believe the 2019 annual amounts provide measures that may be more comparable to historical metrics. As the COVID-19 pandemic continues over a longer period, these metrics as well as the number of hotel sales may be affected ($ amounts in millions, except for RevPAR and price per key):

2021 Quarterly Activity	Number of hotels sold	Approximate number of rooms	Gross sales price	Gain on sales	Approximate price per key (5)	Revenue multiple (1)
1st Quarter	9	1,100	$42	$10	$39,000	2.5x
2nd Quarter	25	2,900	143	42	$50,000	2.7x
3rd Quarter	15	1,800	96	29	$54,000	2.8x
2021	49	5,800	$281	$81	$49,000	2.7x

2019 Annual Operating Data for Non-Core Hotels sold in the nine months ended September 30, 2021	Amount
Revenues	$103.1
RevPAR (2)	$48.88
Hotel Adjusted EBITDAre (3)	$20.3
Hotel Adjusted EBITDAre multiple (4)	13.8	x
FFO (3)	$12.7
Capital expenditures	$7.2
____________________
(1)Revenue multiple is calculated as the gross sales price divided by 2019 annual revenues. Closing costs, management termination fees and other costs from the sale of the hotels have not been deducted in the gross sales price and have generally averaged approximately 10% of the gross sales price.
(2)Our Comparable Hotel RevPAR for the year ended December 31, 2019 was $67.18 and our Comparable Hotel RevPAR for core hotels alone was $72.67.
(3)Hotel Adjusted EBITDAre and FFO are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for definitions and limitations of these terms. The FFO amount includes the related annualized interest expense based on the actual debt principal paid down for each hotel sale using the September 30, 2021 interest rate of 3.12%. The FFO amount includes only directly associated hotel expenses and does not include any general and administrative or other corporate expenses.
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

The hotel sales closed to date have been on substantially similar terms and pricing as previously experienced prior to the COVID-19 pandemic. The favorable trend in price per key is primarily due to the staging of sales, where lower performing, older and higher capital expenditure dependent hotels were generally sold first. During 2021, we also experienced continued demand for the non-core hotels as buyer revenue and operating expectations from the pandemic recovery were more favorable as the year progressed and capital for purchasers became more available. However, there can be no assurance as to the timing of any future sales, whether the terms of such sales will be similar to prior terms, whether any approvals required under applicable franchise agreements will be obtained or upon what terms, whether proposed federal income tax changes will affect buyer capital or demand and whether buyers will be able to complete such purchases, or, if completed, their effect on future results.

As noted above, the sale of hotels during 2021 contributed positively to our RevPAR and occupancy. Since substantially all of the proceeds from these hotel sales have been used to pay down debt, with no current or anticipated re-investments, these dispositions, in isolation from other changes in operations, are expected to result in reductions in revenues and other net operating results in future periods.

Hotel Capital Investment

    During the nine months ended September 30, 2021, we invested approximately $13 million in capital investments in our hotels. These represent approximately 3% of revenues for the nine months ended September 30, 2021. We generally expect these capital expenditures to fall within a range of 5% to 10% of annual revenues, with quarterly variances due to seasonality of revenues and timing of capital expenditures. Due to the COVID-19 pandemic, we have and expect to continue to defer elective capital expenditures, with the exception of life safety or critical operational needs. Deferring capital expenditures may result in additional maintenance expenses when operations begin to improve and higher capital expenditures in future periods. However, to the extent we are able to complete the dispositions of non-core hotels, we anticipate that our total recurring maintenance and upgrade capital expenditures will decline on an absolute basis. We also anticipate that as operations improve deferred capital expenditures will increase and be given a priority from available liquidity.

In August 2021, Hurricane Ida damaged four of our hotel properties located in and around New Orleans, Louisiana with damages estimated at approximately $15 million. We expect a majority of these costs to be reimbursed by insurance. As of September 30, 2021, we have recorded an insurance claim receivable of $8 million for the net book value of damaged assets and the restoration expenses incurred as of September 30, 2021. We continue to work closely with our insurance adjusters, claims adjusters and construction staff to bring the affected rooms back online as quickly as possible. As of October 31, 2021, approximately 450 rooms remained out of service due to the impact of the hurricane. We expect these rooms to be placed back in service on a staggered basis over the next several months. Property and business interruption insurance claims will be made as determined through the evaluation process; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. We expect to fund restoration work from insurance proceeds and cash on hand.

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

    Further, the COVID-19 pandemic began disrupting our operations during March 2020. The first quarter of 2020 was not affected by the COVID-19 pandemic until the last weeks of March 2020. Subsequent 2020 quarterly results also have different levels of operating disruptions. Accordingly, certain comparisons of 2021 results to similar periods in 2020 should be reviewed in the context of the status of the COVID-19 pandemic. Due to the fluidity of these disruptive developments and the degree and timing of the related recovery, we are not able to accurately project the level of operations for 2021 or if and when we will achieve pre-pandemic operating levels on a stable basis.

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

Factors Affecting our Revenues
    Hotel dispositions. As noted above, we continue dispositions of our non-core hotels. We sold 49 hotels during the nine months ended September 30, 2021, and we sold or disposed of 62 hotels during the year ended December 31, 2020.  The revenue from these sold or disposed hotels was $39 million and $84 million, for the nine months ended September 30, 2021 and 2020, respectively.
    Customer demand. Our customer mix includes both leisure travelers and business travelers. Customer demand for our products and services is closely linked to the performance of the general economy on both a national and regional basis and is sensitive to business and personal discretionary spending levels. As a result of the COVID-19 pandemic, leisure and business travel lodging demand continues to be impacted, and our mix of customers has changed to a higher proportion of leisure travelers which represents approximately two-thirds of our hotel portfolio. We are benefiting from “drive to” consumer demand, particularly for our hotels adjacent to highways and suburban areas. We are also benefiting from our hotel properties located in sunbelt states, primarily Florida, Texas and Southern California, that are experiencing an increase in post-pandemic travel demand. These areas are especially attractive to consumers looking for a two or three day trip. Weekend travel demand has been particularly high with occupancy rates at approximately 25% greater than weekday demand. Accordingly, we believe our customer demand is highly dependent on the timing and magnitude of the return of consumer and business travel, the proportion of the traveling population that is vaccinated and feels safe traveling, government assistance programs (such as unemployment benefits, child tax credits and stimulus payments) and the return of convention, sporting and other local events.
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
Factors Affecting our Costs and Expenses
    Variable expenses. Expenses associated with our room expenses are mainly affected by occupancy and correlate closely with their respective revenues.  Housekeeping labor, travel agency commissions and consumable supplies are most clearly associated with occupancy. Actual charges relating to travel agency commissions depend on our revenue channel distribution mix. For the nine months ended September 30, 2021, online travel agencies represented approximately 38% of our revenue channel mix. Our management and royalty fees are also primarily driven by our level of gross revenues or room revenues. Management fees represent 5% of total gross revenue and royalty fees represent 5% of our room revenues. In response to the COVID-19 pandemic, we implemented programs to reduce labor and consumable supplies (including eliminated or reduced breakfast offerings), and we have experienced reductions in royalty fees, management fees, travel agency commissions and supplies. However, as our revenue and occupancy demand returns, these expenses have increased and we expect will continue to increase. Limited labor supply and wage pressures have increased, and we expect this will increase our labor costs, including through the impact of new worker incentive programs offered to recruit and retain staff. Further, some of these costs must be incurred in advance of the realization of increased revenue, as staff must be hired and supplies procured in time to meet the demand. Accordingly, certain variable expenses may temporarily increase at times faster than revenues.
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
Hotel dispositions. We continue dispositions of our non-core hotels, reducing hotel operating expenses. We sold 49 hotels during the nine months ended September 30, 2021, and we sold or disposed of 62 hotels during the year ended December 31, 2020.

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
    Comparable Hotels are defined as hotels that were active and operating in our system for at least one full calendar year as of the end of the applicable reporting period and were active and operating as of January 1st of the previous year. Comparable Hotels exclude: (i) hotels that sustained substantial property damage or other business interruption; (ii) hotels that are sold or classified as held for sale; or (iii) hotels in which comparable results are otherwise not available. Management uses Comparable Hotels as the basis upon which to evaluate ADR, occupancy, and RevPAR. Management calculates comparable ADR, occupancy, and RevPAR using the same set of Comparable Hotels as defined above. Further, we report variances in comparable ADR, occupancy, and RevPAR between periods for the set of Comparable Hotels existing at the reporting date versus the results of the same set of hotels in the prior period. As of September 30, 2021, all 160 owned hotels have been classified as Comparable Hotels.
    As an owner of hotels, we can capture the full benefit of increases in operating profits during periods of increasing demand or ADR. As demand and ADR increase over time, the pace of increase in operating profits typically is higher than the pace of increase of revenues. We benefited from this favorable operating environment during the third quarter of 2021, as Comparable Hotel occupancy was generally flat from the second quarter to the third quarter, but Comparable Hotel ADR increased, and consequently RevPAR, was up approximately 12%. Hotel ownership is capital intensive, as we are responsible for the costs and capital expenditures for our hotels. The profits realized by us are generally significantly affected by economic downturns and declines in revenues. Given the performance disruptions from the COVID-19 pandemic and the resulting recovery, we expect increased volatility in revenues and operating profits during the near term.
The rent potential for a hotel is measured by its ADR and is primarily a factor of its chain scale, location, local demand drivers and competition. Chain scale groupings are determined using lodging industry standards. Accordingly, as a result of the COVID-19 pandemic, certain hotels have experienced decreases in ADR which has resulted in a temporary reclassification to lower scales and we expect these to be reclassified to higher scales as ADR trends stabilize. The table below reflects our chain scale groupings for hotels owned as of September 30, 2021, using annual 2019 ADR and occupancy metrics. We believe the 2019 annual amounts provide measures that may be more comparable to historical metrics. There is no assurance as to when or whether these hotels will return to their 2019 operating levels. In addition, 55 of the hotels are classified as non-core and are included in our disposition program.

2019 Annual ADR and Occupancy for hotels owned as of September 30, 2021	Number of Hotels	ADR	Occupancy
Upper upscale	3	$164.22	78.6%
Upscale	18	$130.40	71.2%
Upper midscale	54	$104.31	66.5%
Midscale	79	$84.81	67.6%
Economy	6	$62.82	71.2%
Total	160	$98.62	68.1%

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

    The following is a reconciliation of our net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel Adjusted EBITDAre for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$17	$(8)	$14	$(136)
Interest expense	6	9	20	35
Income tax benefit	—	(3)	—	(6)
Depreciation and amortization	33	39	108	121
EBITDA	56	37	142	14
Gain on sales of real estate	(29)	(27)	(81)	(59)
Gain on casualty	—	(4)	(3)	(7)
Impairment loss	4	—	4	54
EBITDAre	31	6	62	2
Equity-based compensation expense	2	3	7	8
Income from lease modification	(1)	—	(1)	—
Strategic alternatives exploration expenses	1	—	1	—
Income from terminated hotel sale contracts	—	(1)	—	(1)
Other, net	1	—	(1)	1
Adjusted EBITDAre	34	8	68	10
Corporate general and administrative expenses	6	4	15	12
Hotel Adjusted EBITDAre	$40	$12	$83	$22

Additional information:

•Other, net represents additional income and expenses that are not representative of our current or future operating performance, which are individually less significant. For the three and nine months ended September 30, 2021, other, net includes $1 million and $2 million of business interruption insurance proceeds, respectively. For the three and nine months ended September 30, 2020, other, net includes $2 million and $4 million of business interruption insurance proceeds, respectively.
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
    The following table provides a reconciliation of net income (loss) to Nareit FFO attributable to common stockholders and Adjusted FFO attributable to common stockholders for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$17	$(8)	$14	$(136)
Depreciation and amortization	33	39	108	121
Gain on sales of real estate	(29)	(27)	(81)	(59)
Gain on casualty	—	(4)	(3)	(7)
Impairment loss	4	—	4	54
Nareit defined FFO attributable to common stockholders	25	—	42	(27)
Equity-based compensation expense	2	3	7	8
Non-cash income tax benefit	—	(3)	—	(2)
Amortization expense of debt issuance costs	1	1	1	7
Income from lease modification	(1)	—	(1)	—
Strategic alternatives exploration expenses	1	—	1	—
Income from terminated hotel sale contracts	—	(1)	—	(1)
Other, net	1	—	(1)	1
Adjusted FFO attributable to common stockholders	$29	$—	$49	$(14)

Weighted average number of shares outstanding, diluted	61.3	56.7	61.0	56.6

Additional information:

•Other, net represents additional income and expenses that are not representative of our current or future operating performance, which are individually less significant. For the three and nine months ended September 30, 2021, other, net includes $1 million and $2 million of business interruption insurance proceeds, respectively. For the three and nine months ended September 30, 2020, other, net includes $2 million and $4 million of business interruption insurance proceeds, respectively.
•Weighted average number of shares outstanding, diluted presented above may differ from weighted average number of shares outstanding, diluted presented for GAAP purposes when there is a net loss and all potentially dilutive securities are anti-dilutive. There are no dilutive securities for purposes of calculating net loss or negative FFO.

The increases in each of our non-GAAP performance measures is primarily due to the 2021 improvements from the 2020 COVID-19 pandemic disruptions. Our operations are also benefiting from increased rental rates while maintaining approximately the same variable occupancy expenses. The 2021 increase in our operations is partially offset by the impact from the sale of hotels. As of September 30, 2021 we owned 160 hotels, compared to 220 hotels owned as of September 30, 2020. FFO and Adjusted FFO also improved from our use of proceeds to reduce total outstanding debt and consequently, less interest expense. For the nine months ended September 30, 2021, interest expense was $15 million less than the comparable period in 2020. See further discussion below regarding operating activity, debt repayments and property sales.

Operational Overview

    The following discussion provides an overview of our operations and transactions for the nine months ended September 30, 2021 and should be read in conjunction with the full discussion of our operating results, liquidity, capital resources and risk factors included elsewhere in this Quarterly Report on Form 10-Q.

    During the nine months ended September 30, 2021, we reported net income of $14 million as compared to net loss of $136 million for the same period in 2020. The increase was primarily due to $50 million more impairment losses recorded in the nine months ended September 30, 2020 as compared to the same period in 2021. Gain on sales of real estate increased $22 million for the nine months ended September 30, 2021 as compared to the same period in 2020. We sold 49 hotels sold in the nine months ended September 30, 2021 as compared to 50 hotels for the nine months ended September 30, 2020. In addition, our Hotel Adjusted EBITDAre for the nine months ended September 30, 2021 improved $61 million over the same period in 2020 (see details in the tables below).

Offsetting these increases were revenue decreases due to execution of our non-core disposition program. As of December 31, 2019, we identified 166 hotels as non-core with the intent to dispose of these hotels generally by the end of 2022. As of September 30, 2021, we have sold or disposed of 111 of these non-core hotels. These sold or disposed properties contributed $5 million in revenue for the three months ended September 30, 2021 as compared to $26 million in revenue for the three months ended September 30, 2020. These sold or disposed properties contributed $39 million in revenue for the nine months ended September 30, 2021 as compared to $84 million in revenue for the nine months ended September 30, 2020.

As of September 30, 2021, we have 55 remaining non-core hotels identified for disposition by the end of 2022. Our ability to enter into and to close sale contracts could be affected by the uncertainties related to the COVID-19 pandemic.

The following table provides additional information about Comparable Hotels and non-comparable hotels for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Comparable Hotels (1)		Non-comparable Hotels		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Total Revenues	$137	$81	$5	$26	$142	$107
Property-level expenses	(98)	(71)	(4)	(24)	(102)	(95)
Hotel Adjusted EBITDAre	$39	$10	$1	$2	$40	$12

	Comparable Hotels (1)		Non-comparable Hotels		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Total Revenues	$338	$241	$39	$84	$377	$325
Property-level expenses	(260)	(221)	(34)	(82)	(294)	(303)
Hotel Adjusted EBITDAre	$78	$20	$5	$2	$83	$22
_____________
(1)     Comparable Hotels includes the 160 hotels in our portfolio as of September 30, 2021. During the nine months ended September 30, 2021, we sold 49 hotels, and during the year ended December 31, 2020, we sold or disposed of 62 hotels.

Results of Operations

Three months ended September 30, 2021 as compared to three months ended September 30, 2020

Revenues

    Room revenues for the three months ended September 30, 2021 were $139 million as compared to $105 million for the three months ended September 30, 2020, an increase of $34 million or 32.4%. The increase was primarily driven by 71.4% higher RevPAR at our Comparable Hotels for the three months ended September 30, 2021 as compared to the prior year period. The increase in RevPAR was driven primarily by a 40.0% increase in ADR and an increase in occupancy of 1,170 basis points. This increase is primarily due to increased demand in 2021 allowing for higher rates as compared to the COVID-19 pandemic impacted 2020 demand, particularly for business and weekday travelers. We have experienced strong demand and room rental rates for weekends and for most of the summer, we exceeded RevPAR as compared to 2019 levels. We continue to experience increased demand for our hotels located in sunbelt states, particularly Florida, Texas and Southern California. We believe this demand particularly relates to weekend and leisure locations. However, weekday revenues are still significantly below 2019 levels given that such days continue to experience weaker demand, primarily driven by fewer business travelers.
    These increases were partially offset by a decline in revenues due to the sales of our non-core hotels. During the nine months ended September 30, 2021, we sold 49 hotels. During the year ended December 31, 2020, we sold or disposed of 62 hotels. These 111 previously sold or disposed properties contributed $5 million in revenue for the three months ended September 30, 2021 as compared to $26 million of revenue in the three months ended September 30, 2020, a decrease of $21 million.

The following table summarizes our key operating statistics for our Comparable Hotels for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Occupancy	63.3%	51.6%
ADR	$104.93	$74.97
RevPAR	$66.38	$38.72

RevPAR growth is more the result of higher ADR than occupancy improvements. This is primarily due to the ability to increase rates for leisure travelers. The effect was also greater during the 2021 summer months and is not as pronounced during earlier periods of 2021.

Expenses

Rooms expense was $58 million for the three months ended September 30, 2021 as compared to $52 million for the three months ended September 30, 2020, an increase of $6 million or 11.5%. This percentage increase was substantially less than the revenue increase of 32% due to the larger impact on revenue from ADR, rather than occupancy, which would have the effect of decreasing the required operating costs for rooms for the given revenue level. The increase in rooms expenses was also a result of the 2020 cost containment measures which were put in place in response to the COVID-19 pandemic, which are gradually being reduced in 2021. These costs primarily related to housekeeping labor, suspension of buffet-style breakfast and consumable supplies, where we manage the expenses based on overall traveler demand and guest expectations. This increase is partially offset by fewer operating hotels in the hotel portfolio in 2021 as compared to 2020. We may incur additional costs in future periods, such as staff re-hiring costs, full resumption of buffet-style breakfasts, cleaning costs and additional hygiene costs due to increased occupancy, increased operating requirements or other factors. Labor costs may also be affected by supply constraints and wage pressures. Such increases could be temporarily higher than our increases in revenue for certain periods.
Property tax, insurance and other was $10 million for the three months ended September 30, 2021 as compared to $14 million for the three months ended September 30, 2020, a decrease of $4 million. The decrease was primarily due to fewer hotels in the portfolio and lower COVID-19 related property tax valuations for certain of our properties in the current and prior years.
    Management and royalty fees were $14 million for the three months ended September 30, 2021 as compared to $11 million for the three months ended September 30, 2020, an increase of $3 million, due to increased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross room revenues.
Corporate general and administrative expenses were $10 million for the three months ended September 30, 2021 as compared to $7 million for the three months ended September 30, 2020, an increase of $3 million, primarily due to increased salary and bonus expense, performance-based stock compensation expenses and expenses related to our exploration of strategic alternatives including professional costs and staff retention.
Depreciation and amortization expenses were $33 million for the three months ended September 30, 2021 as compared to $39 million for the three months ended September 30, 2020, a decrease of $6 million. The decrease was primarily due to fewer hotels and the effects of prior year impairment cost basis adjustments.
Gain on sales of real estate was $29 million for the three months ended September 30, 2021 as a result of the sale of 15 properties. We had $27 million of gain on sales of real estate for the three months ended September 30, 2020, as the result of the sale of 20 properties.

We had impairment loss of $4 million for the three months ended September 30, 2021 as a result of a change in expected holding period for one of our hotel properties related to a ground lease. We had no impairment loss for the three months ended September 30, 2020.
Interest expense was $6 million for the three months ended September 30, 2021 as compared to $9 million for the three months ended September 30, 2020, a decrease of $3 million. The decrease was primarily due to lower borrowings due to the repayment of outstanding principal, primarily in connection with hotel sales. The interest rate and the amount outstanding on our CMBS Facility was 3.12% and $477 million, respectively, as of September 30, 2021, compared to 2.94% and $767 million, respectively, as of September 30, 2020. The interest rate and the amount outstanding on our Revolving Facility was 6.13% and $60 million, respectively, as of September 30, 2021, compared to 5.15% and $100 million, respectively, as of September 30, 2020.

Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020

Revenues

    Room revenues for the nine months ended September 30, 2021 were $369 million as compared to $318 million for the nine months ended September 30, 2020, an increase of $51 million or 16.0%. The increase was primarily driven by 42.1% higher RevPAR at our Comparable Hotels for the nine months ended September 30, 2021 as compared to the prior year period. The increase in RevPAR was driven primarily by a 12.2% increase in ADR and an increase in occupancy of 1,260 basis points, a more balanced proportion of occupancy and rate increases as compared to what was experienced in the third quarter of 2021 on a standalone basis. This increase is primarily as a result of increased demand in 2021 as compared to the COVID-19 pandemic impacted 2020 demand, particularly for leisure weekend travelers. We continue to experience increased demand for our hotels located in sunbelt states, particularly Florida, Texas and Southern California. Business and weekday traveler RevPAR continues to have slower improvement compared to pre-pandemic levels, which is reflective of work from home, fewer conventions and group activity.
    This increase was partially offset by a decline in revenues due to the sales of our non-core hotels. During the nine months ended September 30, 2021, we sold 49 hotels. We sold or disposed of 62 hotels in 2020. These 111 sold or disposed properties contributed $39 million in revenue for the nine months ended September 30, 2021, as compared to $84 million for the nine months ended September 30, 2020, a decrease of $45 million.
The following table summarizes our key operating statistics for our Comparable Hotels for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Occupancy	59.7%	47.1%
ADR	$92.30	$82.26
RevPAR	$55.08	$38.77

As noted above, the Comparable Hotel operating statistics for the nine months ended September 30, 2021 reflect a more even balance between growth of occupancy and ADR, than what was achieved during the third quarter of 2021 on a standalone basis.
Operating expenses
    Rooms expense was $161 million for the nine months ended September 30, 2021 as compared to $171 million for the nine months ended September 30, 2020, a decrease of $10 million or 5.8%. The decrease was primarily a result of fewer operating hotels in the hotel portfolio in 2021 as compared to 2020 and cost containment measures put in place as a result of the COVID-19 pandemic. As the cost containment measures are gradually being reduced in 2021, the variable portion of room expenses is more in line with the increased revenues for the comparable periods of 2021 and 2020. These costs primarily relate to housekeeping labor, and consumable supplies. We may incur additional costs in future periods, such as staff re-hiring costs, cleaning costs, and additional hygiene costs due to increased occupancy, increased operating requirements or other factors. Such increases could be disproportionate to our increases in revenue.
Property tax, insurance and other was $37 million for the nine months ended September 30, 2021 as compared to $45 million for the nine months ended September 30, 2020, a decrease of $8 million. The decrease was primarily due to fewer hotels in the portfolio and lower COVID-19 related property tax valuations for certain of our properties in the current and prior years.
Management and royalty fees were $37 million for the nine months ended September 30, 2021 as compared to $32 million for the nine months ended September 30, 2020, an increase of $5 million due to increased revenue. Our management fees are computed as 5% of total gross revenue and royalty fees are computed as 5% of total gross rooms revenues.

    Corporate general and administrative expenses were $24 million for the nine months ended September 30, 2021 as compared to $21 million for the nine months ended September 30, 2020, an increase of $3 million, primarily due to increased salary and bonus expense, performance-based stock compensation expenses and expenses related to our exploration of strategic alternatives including professional costs and staff retention.
Depreciation and amortization expenses were $108 million for the nine months ended September 30, 2021 as compared to $121 million for the nine months ended September 30, 2020, a decrease of $13 million. The decrease was primarily due to fewer hotels and the effects of prior year impairment cost basis adjustments.
Gain on sales of real estate was $81 million for the nine months ended September 30, 2021 as a result of the sale of 49 hotels. We had gain on sales of real estate of $59 million for the nine months ended September 30, 2020 as the result of the sale of 50 properties.
We had $4 million in impairment loss for the nine months ended September 30, 2021 as a result of a change in expected holding period for one of our hotel properties related to a ground lease. Impairment loss was $54 million for the nine months ended September 30, 2020 primarily due to lower valuation of certain of our properties related to the impact of the COVID-19 pandemic on the lodging industry.
Interest expense was $20 million for the nine months ended September 30, 2021 as compared to $35 million for the nine months ended September 30, 2020, a decrease of $15 million. The decrease was primarily due to lower borrowings due to the repayment of outstanding principal, primarily in connection with hotel sales. The interest rate and the amount outstanding on our CMBS Facility was 3.12% and $477 million, respectively, as of September 30, 2021, compared to 2.94% and $767 million, respectively, as of September 30, 2020. The interest rate and the amount outstanding on our Revolving Facility was 6.13% and $60 million, respectively, as of September 30, 2021, compared to 5.15% and $100 million, respectively, as of September 30, 2020.

Cash Flow Analysis

Nine months ended September 30, 2021 as compared to nine months ended September 30, 2020
Operating activities

Net cash provided by operating activities was $69 million for the nine months ended September 30, 2021, as compared to net cash used in operating activities of $21 million for the nine months ended September 30, 2020, an increase of $90 million. The increase was generally consistent with the increase in Hotel Adjusted EBITDAre of $61 million, explained above, and interest expense reductions of $15 million due to the debt repayments from the proceeds from the sales of real estate.
Investing activities
    Net cash provided by investing activities during the nine months ended September 30, 2021 was $244 million, as compared to $188 million for the nine months ended September 30, 2020. The $56 million increase in net cash provided by investing activities was primarily attributable to a $53 million increase in proceeds from the sales of real estate and a $5 million decrease in capital expenditures. Due to the COVID-19 pandemic, we have reduced or deferred certain discretionary capital expenditures. We may incur higher levels of capital expenditures in future periods.

Financing activities

    Net cash used in financing activities during the nine months ended September 30, 2021 was $282 million as compared to $87 million during the nine months ended September 30, 2020. The $195 million increase in net cash used in financing activities was primarily due to the 2021 debt repayment of $273 million as compared to the 2020 repayments of debt, net of proceeds from debt, of $54 million. Debt repayments were primarily driven from use of proceeds from sales of real estate and required contractual repayments. We also had cash dividends paid on common stock of $22 million during the nine months ended September 30, 2020 and no cash dividends paid on common stock during the nine months ended September 30, 2021. We have suspended our common stock dividend for the near term.

Our debt repayments primarily relate to the use of real estate sale proceeds to partially retire our CMBS Facility debt, as well as repayments on the Revolving Facility. To the extent we continue disposing of real estate assets as a part of our property strategy review, we expect debt repayments to be a significant use of cash flow in financing activities. To the extent we generate certain excess liquidity, as defined in the Revolver Credit Agreement, we are required to make additional principal payments up to $5 million during the fourth quarter of 2021.

Liquidity and Capital Resources
Short-term liquidity
    As of September 30, 2021, we had total cash and cash equivalents of $174 million, which is our current primary source of liquidity. Our known liquidity requirements primarily consist of funds necessary to pay for operating expenses associated with our hotels and other expenditures, including corporate expenses, legal costs, interest and scheduled principal payments on our outstanding indebtedness, capital expenditures for renovations and maintenance at our hotels and other purchase commitments, primarily related to prior years’ storm and other casualty damages. We have no borrowing availability under our Revolving Facility and require consent from the Revolving Facility lenders to incur certain other indebtedness. Our CMBS Facility currently requires that all proceeds from hotel sales are applied to principal repayments. Accordingly, hotel sales are not expected to be a significant source of liquidity in the near term.
For the nine months ended September 30, 2021, we reported $69 million of net cash provided by operating activities and our cash and cash equivalents increased by $31 million. The increase was primarily due to improved operations in the second and third quarter of 2021. With the increased operating cash flow, we have been able to fund our Revolving Facility principal payments since inception of $50 million and still increase cash and cash equivalents. An additional $5 million principal payment was made in October 2021, as our liquidity (as defined in the Revolver Credit Agreement) exceeded $100 million.
Not included in our cash and cash equivalents is $45 million of lender escrows. These escrows are primarily held in reserve for future capital expenditures, as discussed below, hotel operations, insurance claim repairs and collateralized issued letters of credit. To the extent these escrows are not used for such purposes, we would expect the lender escrows to be returned to the Company as cash at the final maturity of the CMBS Facility.
As of September 30, 2021, we are subject to a cash trap on both our Revolving Facility and our CMBS Facility. Each of the cash traps impose restrictions on our use of cash, which, so long as there is no continuing event of default, generally allow for payment of our hotel operating expenses. Certain disbursements, primarily other corporate general and administrative expenditures, dividends to common stockholders and repurchases of our common stock, would require consent of our lenders. As of September 30, 2021, the cash and cash equivalents subject to these cash traps was $94 million. In the second quarter of 2021 we began to generate surplus operating cash from the hotels, where such surplus liquidity is controlled by our lenders for the disbursements noted above. Most uses of that cash for corporate purposes or payments to stockholders require lender consents. We expect to be subject to these cash traps through 2021. With the maturity of the Revolving Facility in May 2022 and continued similar operating trends through early 2022, we may be released from all lender cash traps during the second quarter of 2022. However, until such time, which cannot be assured, our cash balances and the source of those balances, including amounts subject to the cash traps, represent the critical determinant of our short term liquidity.
As of September 30, 2021, the Revolving Facility requires that we maintain a minimum liquidity of $67.5 million of cash and cash equivalents, as defined thereunder, at all times. The minimum liquidity amount is reduced by 50% of any additional repayment amounts utilized to repay and reduce commitments under the Revolving Facility.
We believe our cash will be adequate to meet anticipated requirements for operating expenses, debt service and other expenditures, including corporate expenses, payroll and related benefits, dividends to preferred stockholders, legal costs, and purchase commitments under existing operating conditions for the foreseeable future. To the extent that our hotel operations required additional liquidity, we would consider contributing additional funds into the cash traps.
Our CMBS Facility matures in June 2022 with three one-year extension options remaining. We currently intend to refinance the CMBS Facility before its maturity or extend the maturity for an additional year. Our Revolving Facility matures in May 2022 with no extension options contractually available. We currently intend to retire the Revolving Facility with cash on hand or from refinancing proceeds. Any future refinancing will be dependent on the current status of the capital markets, the economy and the economic recovery, particularly in the lodging industry, related to the COVID-19 pandemic.
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
Hotel Sales

    In the execution of our disposition strategy, during the nine months ended September 30, 2021, we sold 49 hotels for gross sales consideration of $281 million. These properties produced approximately $20 million of annual Hotel Adjusted EBITDAre in

2019; however, these sold hotels also incurred approximately $7 million of annual capital expenditures during 2019. In addition, the annual interest savings from the partial debt repayment, based on interest rates as of September 30, 2021, are estimated at $8 million.

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

    As of September 30, 2021, we have 55 remaining non-core hotels. These hotels are older, have lower RevPAR and have higher capital expenditures. We anticipate we will complete the sale of these properties by the end of 2022. The volume and timing of future hotel sales activity could be dependent on the participation by lenders and continuation of these incentive programs as well as the timing, scope and success of vaccine deployments.

We believe the completion of our disposition strategy will reposition our hotel portfolio to be more focused on our key markets with younger hotels, higher RevPAR and less capital requirements. However, as we dispose of the non-core hotels we would expect to report decreased revenue and Hotel Adjusted EBITDAre.

Capital Expenditures and Commitments

    Our capital expenditures are generally paid using cash on hand and, to the extent available, cash flows from operations, although other sources discussed herein may also be used. During the nine months ended September 30, 2021, we invested $13 million in hotel related capital expenditures. During the nine months ended September 30, 2020, we invested $18 million in capital expenditures. Capital expenditures for the year ended December 31, 2019, related to the 49 hotels sold during the nine months ended September 30, 2021, were $7 million.

    As of September 30, 2021, we had outstanding commitments under capital expenditure and other contracts of $12 million related to certain continuing redevelopment and renovation projects, casualty replacements, information technology enhancements and other hotel service contracts in the ordinary course of business. Approximately $8 million of this amount relates to long-term hotel service contracts payable over approximately three years. As the services related to these contracts are standard for our hotel operations, we expect to continue these service contracts either with the current provider or a new provider at the end of the term; however, if cancellation of a contract occurred, our commitment would be any costs incurred up to the cancellation date, in addition to any costs associated with the discharge of the contract.

    Due to the impact of the COVID-19 pandemic, we are currently deferring all non-committed, non-essential capital investments and expenditures, with the exception of life safety or critical operational needs, resulting in an expected annual capital spend estimate of $15 million to $20 million. As a result of deferring certain of these capital expenditures as a result of the pandemic, we may incur higher levels of capital expenditures in future periods. Should operations improve and provide additional liquidity, we expect to prioritize certain of these deferred capital expenditures as well as consider revenue enhancing improvements. Accordingly, such capital expenditures may begin to increase over time and could include a mixture of expenditures to preserve existing revenue as well as to generate incrementally new revenues. Our ability to fund those capital expenditures will be dependent on cash flow from operations and other sources discussed. Until post COVID-19 pandemic operations have stabilized, there is no assurance those funding sources will be available or of sufficient size when needed.
Long-term Liquidity

    As of September 30, 2021, we had cash and cash equivalents of $174 million and no borrowing availability under our Revolving Facility. We do not expect to have any additional borrowing capacity under our Revolving Facility for the remainder of the Revolving Facility term. As discussed above, our loan agreements require that we maintain minimum liquidity requirements and subject us to lender cash traps. Due to the disruptions to our operations from the COVID-19 pandemic and the contractual lender requirements related to these lender provisions, we are uncertain when or if these provisions will be removed prior to the full maturity of each of these debts. Maintaining minimum cash amounts and being subject to cash traps and potential excess liquidity principal payments will restrict our access to portions of our cash on hand and affect our long-term liquidity, even if our operations improve in the future. Accordingly, these lender provisions may impair our access to liquidity for new investments, stockholder payments and other corporate initiatives. We will seek to amend or refinance these debts prior to their maturity, but there is no assurance such refinancings are available to us or on favorable terms.

The Revolving Facility matures in May 2022 with no extension options. We intend to fund the repayment of the outstanding principal from existing cash and cash equivalents or proceeds from refinancing.

    The CMBS Facility matures in June 2022 with three remaining one-year extension options. As of September 30, 2021, the outstanding principal balance on the CMBS Facility is $477 million, a reduction of $558 million from the initial aggregate principal amount of this debt, due primarily to proceeds from hotel sales. As discussed above, we expect that future hotel sales will also be applied to reduce the outstanding principal balance. Accordingly, we may refinance the existing CMBS Facility prior to the next scheduled maturity if favorable terms are available. Otherwise, we would expect to exercise our extension option.

The Series A Preferred Stock has a mandatory redemption repayment of $15 million by 2028, with elective redemption by us beginning in 2025. Due to exceeding a leverage ratio of 7.5 to 1.0, the Series A Preferred Stock dividend rate was set at 15% per annum, beginning July 1, 2020, an increase from the previous dividend rate of 13%. Beginning on October 1, 2021, our leverage ratio was less than the 7.5 to 1.0 ratio, and accordingly, the Series A Preferred Stock dividend rate will return to 13% per annum for the fourth quarter of 2021.

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

On March 21, 2019, our board of directors authorized a $50 million share repurchase program. Due to restrictions imposed by the covenants governing our indebtedness, our share repurchase program has been temporarily suspended and no share repurchases have been made under the program since September 2019. As of September 30, 2021, approximately $21 million remained available for share repurchases under the program authorized by our board of directors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
    As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired controls objectives. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.
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

The failure to complete the transaction announced on November 8, 2021 in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our financial condition, results of operations and cash flows.

On November 8, 2021, we announced our entry into a Merger Agreement providing for the acquisition of our business by a joint venture between affiliates of Highgate Hotels, L.P. and Cerberus Capital Management, L.P. (the “Proposed Transaction”). Completion of the Proposed Transaction is subject to various risks and uncertainties related to, among other things, its terms, timing, structure, benefits, costs and completion; required approvals to complete the Proposed Transaction by our stockholders and the receipt of certain regulatory approvals, to the extent required, and the timing and conditions for such approvals; and the satisfaction of the closing conditions to the Proposed Transaction. There is no assurance that all of the various conditions will be satisfied, or the Proposed Transaction will be completed on the proposed terms, within the expect timeframe, or at all. Furthermore, there are additional inherent risks in the Proposed Transaction, including the risks detailed below.

During the period prior to the closing of the Proposed Transaction, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Proposed Transaction on our business relationships, financial condition, operating results and business, including:

•the possibility of disruption to our business and operations, including diversion of management attention and resources;

•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity declines as a result, due to uncertainty regarding the Proposed Transaction;

•limitations on our ability to pursue alternative business opportunities or make changes to our business pending the completion of the Proposed Transaction, and other restrictions on our ability to conduct our business;

•our inability to solicit other acquisition proposals during the pendency of the Proposed Transaction;

•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Proposed Transaction; and

•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Proposed Transaction.

The Proposed Transaction may be delayed, and may ultimately not be completed, due to a number of factors, including:

•the failure to satisfy the conditions to the completion of the Proposed Transaction, including the possibility that a Material Adverse Effect (as defined in the Merger Agreement) on the Company could permit Parent (as defined in the Merger Agreement) not to close the Proposed Transaction; and

•potential additional future stockholder litigation and other legal and regulatory proceedings including completion of our settlement of the IRS Matter, which could delay or prevent the Proposed Transaction.

If the Proposed Transaction does not close, our business and stockholders would be exposed to additional risks, including:

•to the extent that the current market price of our stock reflects an assumption that the Proposed Transaction will be completed, the price of our common stock could decrease if the Proposed Transaction is not completed.

•investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the Proposed Transaction.

•the requirement that we pay a termination fee of $29 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Parent because our board of directors withdraws its recommendation in favor of the Proposed Transaction.

Even if successfully completed, there are certain risks or drawbacks to our stockholders from the Proposed Transaction, including:

•other than potential additional consideration payable to our stockholders based upon resolution of certain tax proceedings with the IRS, the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•there is no assurance that stockholders will receive any additional consideration as a result of the resolution of tax proceedings with the IRS;

•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and

•the fact that, if the Proposed Transaction is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Securities
None.
(b)Use of Proceeds

None.

(c)Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our common stock we purchased for the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2021	1,066	$11.24	—	$21,060,769
August 1 through August 31, 2021	2,039	$14.38	—	$21,060,769
September 1 through September 30, 2021	—	$—	—	$21,060,769
Total	3,105	$13.30	—
_________
(1)Reflects shares purchased to satisfy tax withholding obligations incurred upon the vesting of equity-based stock awards to our employees under our 2018 Omnibus Incentive Plan.
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

2.1
Separation and Distribution Agreement, dated as of January 17, 2018, by and between La Quinta Holdings Inc. and CorePoint Lodging Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10/A filed on April 3, 2018 (File no. 001-38168))

2.2
Agreement and Plan of Merger, dated as of November 6, 2021, by and among CorePoint Lodging Inc., Cavalier Acquisition JV LP and Cavalier Acquisition Owner LP (incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 8, 2021)

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity and (v) related notes.

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

COREPOINT LODGING INC.
(Registrant)

Date:	November 8, 2021	By:	/s/ Keith A. Cline
Keith A. Cline
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2021	By:	/s/ Daniel E. Swanstrom II
Daniel E. Swanstrom II
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2021	By:	/s/ Howard Garfield
Howard Garfield
Senior Vice President, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)